Form 10-Q
period 1995-06-30
VEST H D INC /TX/
filed 1995-08-14
CIK 819521

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

        X      Quarterly Report Pursuant to Section 13 or 15 (d)
       ---
                    of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1995

                                      or

              Transition Report Pursuant to Section 13 or 15 (d)
       ---
                    of the Securities Exchange Act of 1934

                 For the Transition Period from _____ to _____

                          Commission File No. 0-19614

                                H.D. VEST, INC.
                 (Exact name of registrant as specified in its
                                   charter)

           Texas                                       75-2154244
--------------------------------                    ------------------
(State or other jurisdiction of                     (IRS Employer ID.)
 incorporation or organization)

    433 E. Las Colinas Blvd., Third Floor, Irving, Texas 75039
             (Address of principal executive offices and zip code)

Registrant's telephone number, including area code (214) 556-1651

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

     Title of each class           Exchange on which registered
----------------------------       -----------------------------
Common stock, $.05 par value       NASDAQ National Market System

 Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such requirements for the past 90 days.

                             Yes  X       No
                                -----       -----

Number of shares of the registrant's Common Stock outstanding as of June 30, 1995: 5,413,370.

                                H.D. VEST, INC.

                                     INDEX



PART I.  Financial Information                                         Page No.
         ---------------------                                         --------

  Item 1.  Financial Statements (Unaudited)

           Consolidated Statements of Financial
             Position--June 30, 1995 and
             September 30, 1994                                           3-4

           Consolidated Statements of Operations--
             Three Months Ended June 30, 1995 and
             June 30, 1994                                                 5

           Consolidated Statements of Operations--
             Nine Months Ended June 30, 1995 and
             June 30, 1994                                                 6

           Consolidated Statements of Cash Flows--
             Nine Months Ended June 30, 1995 and
             June 30, 1994                                                 7

           Notes to Consolidated Financial
             Statements                                                   8-9

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                  10-13

PART II. Other Information
         -----------------

    Signatures                                                             14

                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                    ASSETS


                                         June 30,    September 30,
                                           1995         1994
                                       (Unaudited)
                                       -----------   -----------
Current assets:
 Cash and cash equivalents              $3,063,334     $4,193,240
 Commissions and accounts
  receivable                             2,393,143      3,680,679
 Receivable from affiliate                 234,423        152,540
 Notes receivable - related parties        461,448        214,783
 Prepaid expenses                          313,921        251,165
                                       -----------    -----------

  Total current assets                   6,466,269      8,492,407
                                       -----------    -----------

Property and equipment, net
 of accumulated depreciation
 of $1,780,135 at June 30,
 1995, and $1,409,087 at September
 30, 1994                                1,300,601      1,602,573

Notes receivable - related parties       1,951,088      1,288,698
Other assets                             1,198,528        953,174
                                       -----------    -----------

                                       $10,916,486    $12,336,852
                                       ===========    ===========

                    See accompanying notes to consolidated
                             financial statements.

                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                         June 30,    September 30,
                                           1995         1994
                                       (Unaudited)
                                       -----------   -----------
                                           1995           1994
Current liabilities:
 Accounts payable and accrued
   expenses                            $ 2,247,859     $ 3,010,321
 Amounts due on clearing
   transactions                          1,092,655       1,673,531
 Commissions payable                     2,124,793       2,391,139
 Payable to officers and directors         201,834         405,400
                                       -----------     -----------

   Total current liabilities             5,667,141       7,480,391
                                       -----------     -----------

Obligations under capital leases,
 excluding current installments            412,392         543,848

Other noncurrent liabilities               319,605         483,331

Unearned revenues                          284,416       1,190,387

Shareholders' investment:
 Preferred stock, $6 par value;
  250,067 shares outstanding             1,500,402       1,500,402
 Common stock, $.05 par value;
  100,000,000 shares authorized,
  and 5,413,370 outstanding at
  June 30, 1995 and 5,392,287
  outstanding at September 30, 1994        270,680         269,614
 Additional paid-in capital              5,051,321       4,982,387
 Deficit                                (2,589,471)     (4,113,508)
                                       -----------     -----------

   Total shareholders' investment        4,232,932       2,638,895
                                       -----------     -----------
                                       $10,916,486     $12,336,852
                                       ===========     ===========


                    See accompanying notes to consolidated
                             financial statements.

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                        Three Months Ended June 30,
                                        ---------------------------
                                          1995             1994
                                        -----------     -----------

Revenues:
  Commissions                           $ 9,353,968     $11,237,705
  Marketing and education fees              446,654         633,157
  Portfolio management fees                 834,376         427,411
  Interest                                   89,945          47,084
  Other                                     300,914         537,628
                                        -----------     -----------

    Total revenues                       11,025,857      12,882,985
                                        -----------     -----------

Expenses:
  Commissions                             6,876,490       8,031,603
  General and administrative              2,501,796       4,260,404
  Representative development              1,194,536       1,523,310
  Representative recruiting                 184,774         186,230
  Interest                                   17,550          17,417
                                        -----------     -----------

    Total expenses                       10,775,146      14,018,964
                                        -----------     -----------

Net income (loss) before state
   and federal income taxes                 250,711      (1,135,979)

Provision for state and federal
   income taxes                                   -               -
                                        -----------     -----------

Net income (loss)                       $   250,711     $(1,135,979)
                                        ===========     ===========

Net income (loss) per common share             $.04           $(.22)
                                        ===========     ===========
----
Weighted average number of
  common shares outstanding               5,410,407       5,392,287
                                        ===========     ===========


                    See accompanying notes to consolidated
                             financial statements.

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                       Nine Months Ended June 30,
                                       --------------------------
                                          1995           1994
                                       -----------    -----------

Revenues:
  Commissions                          $26,579,352    $33,098,347
  Marketing and education fees           2,480,094      2,748,642
  Portfolio management fees              2,240,263      1,107,111
  Interest                                 254,839        129,517
  Other                                    985,479      1,517,732
                                       -----------    -----------

    Total revenues                      32,540,027     38,601,349
                                       -----------    -----------

Expenses:
  Commissions                           19,561,510     23,955,413
  General and administrative             7,609,087     10,236,848
  Representative development             3,300,550      3,993,201
  Representative recruiting                285,514        376,670
  Interest                                  51,752         37,746
                                       -----------    -----------
-----
    Total expenses                      30,808,413     38,599,878
                                       -----------    -----------

Net income (loss) before state
   and federal income taxes              1,731,614          1,471

Provision for state and federal
   income taxes                            111,925         93,000
                                       -----------    -----------

Net income (loss)                      $ 1,619,689    $   (91,529)
                                       ===========    ===========

Net income (loss) per common share            $.28          $(.03)
                                       ===========    ===========

Weighted average number of
  common shares outstanding              5,401,683     5,392,287
                                       ===========   ===========

                    See accompanying notes to consolidated
                             financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                Nine Months Ended June 30,
                                                --------------------------
                                                    1995           1994
                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $ 1,619,689    $   (91,529)
  Noncash items included in income -
    Depreciation                                    371,048        283,011
    Common stock award                               70,000              -
  Net changes in certain working
   capital and other components
    Commissions and accounts receivable           1,287,536        346,364
    Receivable from affiliate                       (81,883)        60,418
    Prepaid expenses                                (62,756)       (79,134)
    Payable to officers and directors              (203,566)       217,217
    Amounts due on clearing transactions           (580,876)       (91,943)
    Accounts payable and accrued expenses          (926,188)       960,188
    Commissions payable                            (266,346)       (11,817)
    Unearned revenues                              (905,971)      (726,710)
                                                -----------    -----------
  Net cash provided by
   operating activities                             320,687        866,065
                                                -----------    -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Purchases of property and equipment               (69,076)      (366,181)
  Additions to other assets                        (245,354)      (108,192)
                                                -----------    -----------
  Net cash used for
   investing activities                            (314,430)      (474,373)
                                                -----------    -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Preferred stock dividends                         (95,652)       (95,652)
  Additions to notes receivable
   -related parties                                (909,055)    (1,015,175)
  Payments on notes payable and
   capital lease obligations                       (131,456)      (171,560)
                                                -----------    -----------
  Net cash used for
   financing activities                          (1,136,163)    (1,282,387)
                                                -----------    -----------

NET (DECREASE) IN CASH AND
  CASH EQUIVALENTS                               (1,129,906)      (890,695)

CASH AND CASH EQUIVALENTS,
 September 30, 1994 and 1993                      4,193,240      5,224,434
                                                -----------    -----------

CASH AND CASH EQUIVALENTS,
 June 30, 1995 and 1994                         $ 3,063,334    $ 4,333,739
                                                ===========    ===========

                    See accompanying notes to consolidated
                             financial statements.

                                H.D. VEST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1)  Basis of Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 1994. In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of June 30, 1995 and September 30, 1994, the results of operations for the three and nine month periods ended June 30, 1995 and 1994, and the cash flows for the nine month periods ended June 30, 1995 and 1994. Results of operations for the interim period ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ended September 30, 1995. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994.


2)  Officer Agreements

In April 1994, an Executive Vice President resigned from the Company. The Company and the former officer entered into an agreement that provided for the payment of $16,667 per month for a period of 30 months, in exchange for restrictions on the use of company materials and information for a period of 48 months. In November 1994, the former officer rejoined the Company as President. In connection with the officer's return, the agreement was terminated resulting in the recognition of a $381,331 credit to general and administrative expense for the unpaid balance during the quarter ended December 31, 1994.


3)  Contingencies

During the fiscal year ended September 30, 1994, the Securities and Exchange Commission (SEC) began an investigation of the Company's wholly owned broker-dealer subsidiary, H.D. Vest Investment Securities, Inc. (HDVIS), relating to the activities of a former Representative. In July 1995, concurrently with an administrative proceeding instituted against HDVIS, the SEC and HDVIS entered into a settlement agreement. Pursuant to the agreement, HDVIS paid a monetary sanction of $50,000 and agreed to modify its supervisory and compliance procedures in accordance with the recommendations of an independent consultant retained by the Company.

Additionally, during fiscal 1994, in connection with this matter, a group of clients of the former Representative commenced a civil action against HDVIS and the former Representative alleging violations of securities laws, fraud, conversion and related causes of action. In June 1995, the Company agreed to pay the plaintiffs approximately $450,000 as reimbursement of out-of-pocket costs, plus interest. The Company believes approximately $250,000 of this amount will be covered by a fidelity bond issued in favor of HDVIS. The plaintiffs seek an additional unspecified amount of actual and punitive damages not related to their actual economic losses. HDVIS is vigorously contesting the plaintiffs' right to recover such damages to the extent they exceed actual economic loss. During the fiscal year ended September 30, 1994, the Company accrued expenses of $400,000 related to these matters.


4)  Related-Party Transactions

During fiscal 1994, the Company entered into agreements to provide Herb D. Vest and Barbara Howard-Vest revolving lines of credit in an amount not to exceed $2,000,000 and $700,000, respectively. These lines of credit are collateralized by the individual's unrestricted Company stock. The terms of the agreements require that full payment of all outstanding principle and interest be made on or before November 30, 2001. The agreements bear interest on unpaid principle balances at an annual rate of 11%. At June 30, 1995, Herb D. Vest and Barbara Howard-Vest had outstanding balances of approximately $1,963,528 and $312,741 in principal, plus $123,187 and $13,080 of accrued interest, respectively.


5)  Deferred Compensation Plan

During fiscal 1995 the Company filed a registration statement with the SEC to
(i) offer its Representatives the H.D. Vest Deferred Compensation Plan ("the Plan") and (ii) register warrants issued in a prior offering of common stock. Pursuant to the Plan, Representatives may forego current compensation, thus postponing recognition of income otherwise currently taxable. The Plan obligates the Company to pay the deferred compensation plus a matching contribution following a deferral period selected in accordance with the Plan. The registration statement was declared effective on May 8, 1995. The Company began accepting deferrals on July 15, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At June 30, 1995, the Company had net working capital of $799,128, a decrease of $212,888 from the $1,012,016 of working capital at September 30, 1994. The decrease in working capital is primarily the result of a decline in commission revenues. Management believes that revenues during the nine months ended June 30, 1995, were negatively impacted by interest rates which made interest bearing investments attractive to investors.

The Company's cash flows provided by operations decreased to $320,687 for the nine months ended June 30, 1995 compared to cash flows provided by operations of $866,065 during the nine months ended June 30, 1994. The decrease in cash provided by operations is primarily the result of the decrease in unearned revenues and payments of accounts payable and accrued expenses during the nine months ended June 30, 1995, offset by a smaller increase in commissions receivable resulting from the economic conditions previously mentioned.

Cash used for investing activities for the purchase of property and equipment included costs incurred for furniture, fixtures and computer equipment. These costs were $69,076 and $366,181 for the nine months ended June 30, 1995 and 1994, respectively. The additions to other assets of $245,354 during the nine months ended June 30, 1995 include software development costs and other deferred charges. The additions to other assets of $108,192 during the nine months ended June 30, 1994, includes development of training programs for Representatives, book development costs and software development costs.

Cash used for financing activities of $1,136,163 during the nine months ended June 30, 1995, included advances on the lines of credit with Mr. Vest of $942,795 and net payments by Ms. Howard-Vest on her line of credit of $33,740, payments for capital lease obligations of $131,456 and preferred stock dividends of $95,652. Cash used for financing activities of $1,282,387 during the nine months ended June 30, 1994 included payments for capital lease obligations, preferred stock dividends and advances on the lines of credit with Mr. Vest and Ms. Howard-Vest.

Results of Operations


 Revenues-

The Company's revenues for the three months ended June 30, 1995, were $11,025,857, a 14% decrease from the three months ended June 30, 1994. Revenues for the nine months ended June 30, 1995 were $32,540,027, a 16% decrease from the nine months ended June 30, 1994. Management believes that revenues were negatively impacted by interest rates which made interest bearing investments attractive to investors.

Portfolio management fees were $834,376 for the three months ended June 30, 1995, a 95% increase over the three months ended June 30, 1994. Portfolio Management fees were $2,240,263 for the nine months ended June 30, 1995, a 102% increase over the nine months ended June 30, 1994. As Representatives switch client investment strategies from commission-based investments to fee-based investments, commission revenue will be replaced by portfolio management fees. The Company believes that in the short term, the decrease in commission revenues will be greater than the increase in portfolio management fees. However, portfolio management fees will be earned continuously on client funds that remain invested in fee-based programs, compared to the one-time front-end sales charge on most commission-based investments.


 Net Income -

Net income for the three months ended June 30, 1995, was $250,711, an increase of $1,386,690 compared to a net loss of $1,135,979 for the three months ended June 30, 1994. Net income for the nine months ended June 30, 1995 was $1,619,689, compared to a net loss of $91,529 for the nine months ended June 30, 1994. The increase in net income is a result of measures taken by the Company to improve operating efficiencies during the current fiscal year and one time charges incurred in fiscal 1994.

General and administrative expenses decreased by $1,758,608 to $2,501,796 for the three months ended June 30, 1995, compared to the same period for the prior year. General and administrative expenses were $7,609,087 for nine months ended June 30, 1995, a decrease of $2,627,761 from the prior year. The decrease in general and administrative expenses is due in part to one time charges for severance expenses that were incurred during the nine months ended June 1994 and to a credit of $381,331 related to these severance expenses during the nine months ended June 30, 1995. In addition, the Company has taken steps to improve operating efficiencies and reduce general and administrative expenses.

Representative development costs for the three months ended June 30, 1995, were $1,194,536, a 22% decrease from development costs of

$1,523,310 for the three months ended June 30, 1994. Representative development costs for the nine months ended June 30, 1995, were $3,300,550 compared to $3,993,201 for the prior year. This reduction in Representative development costs in 1995 is a result of measures taken by the Company to evaluate the costs and effectiveness of past training programs. These cost reductions and program modifications enabled the Company to reduce development expenses while establishing more cost effective development programs such as:

  Regional Support System (RSS)
  -----------------------------

  The RSS program is designed to provide Representatives with local support in all aspects of financial planning including sales and marketing training, and time and practice management. Each RSS group is led by an H.D. Vest Representative. The RSS program is built around Foundation Teams(for Representatives seeking to achieve $25,000 in gross revenue), Chapters (which are similar to the Foundation Teams except that they are held in larger workshop formats) and Summit Teams (for Representatives above the $25,000 rolling gross revenue threshold). Each month 110 Chapter and 52 Foundation team meetings are held nationwide.

  Total Client Commitment (TCC) program
  -------------------------------------

  The TCC program reflects the Company's belief that H.D. Vest Representatives have a continuing obligation to provide comprehensive, knowledge-based services to their clients in a professional and ethical manner. To support the Representatives in fulfilling this obligation, the Company is providing a wide range of educational tools including newsletters, audiotapes, direct marketing programs and success training. Additional programs include Client Appreciation Week, Client Service Awards, and the H.D. Vest Merit Scholarship program for children of H.D. Vest investment clients.

  Partners for Success (PFS) program
  ----------------------------------

  The PFS program offers successful H.D. Vest Representatives the opportunity to work with low-producing Representatives to generate a new source of revenue, while providing the low-producing Representatives the opportunity to increase their revenue stream with little effort, time or money.

  The Rep Desktop program
  -----------------------

  The Rep Desktop program is designed to provide H.D. Vest Representatives with an innovative and integrated office management system. A key component of the program features an automated contact management system and new communication system which will be the cornerstone of the Rep Desktop.

Representative recruiting costs for the three months ended June 30, 1995 were $184,774, compared to recruiting costs of $186,230 for the three months ended June 30, 1994. Representative recruiting costs for the nine months ended June 30, 1995 were $285,514, a 24% decrease from recruiting costs of $376,670 for the prior year. This change in recruiting cost is related to a more efficient use of direct mail and an increased emphasis on the Company's referral related programs for Representative recruitment. To the extent that the Company decides in the future to devote significant resources to rapidly expand its Representative base through aggressive recruiting activities, future profitability would likely be negatively impacted.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  H. D. VEST, INC.
                                             -------------------------
                                                   (Registrant)




Date: August 14, 1995                        By:  s\ Herb D. Vest
                                                 ------------------------
                                                    Herb D. Vest
                                               Chief Executive Officer,
                                                Chairman of the Board


Date: August 14, 1995                        By:  s\ Wesley Ted Sinclair
                                                 ------------------------
                                                   Wesley Ted Sinclair
                                                 Chief Financial Officer,
                                                Vice President (Principal
                                                Financial and Accounting
                                                        Officer)