Form 10-K
period 1995-09-30
VEST H D INC /TX/
filed 1995-12-01
CIK 819521

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

   X         Annual Report Pursuant to Section 13 or 15(d)
 -----       of the Securities Exchange Act of 1934 (Fee Required)
                 For the fiscal year ended September 30, 1995


 -----       Transition Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934 (No Fee Required)
                 For the transition period from      to
                                                -----   -----

                          Commission File No. 0-19614

                                 H.D. VEST, INC.
            (Exact name of registrant as specified in its charter)

                  Texas                              75-2154244
       -------------------------------            -------------------
       (State or other jurisdiction of             (IRS Employer ID.)
        incorporation or organization)

          433 E. Las Colinas Blvd., Third Floor, Irving, Texas  75039
             (Address of principal executive offices and zip code)

      Registrant's telephone number, including area code (214)556-1651

      Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

            Title of each class          Exchange on which registered
      ------------------------------    ------------------------------
      Common stock, $.05 par value      NASDAQ National Market System
      Underwriter's warrants            NASDAQ National Market System


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such requirements for the past 90 days.

                              Yes  X       No
                                 -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stocks (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of November 28, 1995, as computed by reference to the closing sale price of the registrant's Common Stock on the NASDAQ National Market System on such date: $ 3,781,321.

Number of shares of the registrant's Common Stock outstanding as of September 30, 1995: 5,423,341

                        DOCUMENTS INCORPORATED BY REFERENCE
                        -----------------------------------
                                     NONE

                                    PART I
Item 1.  Business
-----------------

(a) General Development of Business
    -------------------------------

H.D. Vest, Inc. (the "Company"), founded by Herb D. Vest, was formed on December 17, 1986, as a Texas corporation. The Company is a financial services company, organized for the purpose of investing in financial service companies and providing management services to such companies as well as other entities. The Company also conducts operations under the corporate assumed name of H.D. Vest Financial Services. Effective February 15, 1987, the Company issued four shares of its Common Stock in exchange for each of the then outstanding shares of H.D. Vest Investment Securities, Inc. ("HDVIS"), a Texas corporation formed in 1983. The Company also owns all the outstanding shares of H.D. Vest Business Valuation Services, Inc. ("HDVBVS"), H.D. Vest Collateral Management Company ("HDVCMC"), H.D. Vest Advisory Services, Inc. ("HDVAS"), H.D. Vest Corporate Finance, Inc. ("HDVCF") and H.D. Vest Mortgage Services, Inc. ("HDVMS"). The Company has Facilities and Service Agreements with all of its subsidiaries and H.D. Vest Insurance Services ("HDVIns"), a sole proprietorship owned by Herb D. Vest, Chairman of the Board and majority shareholder.

The Company's primary asset is its investment in HDVIS. HDVIS is a securities broker-dealer, registered with the Securities and Exchange Commission ("SEC") and securities regulatory commissions in all fifty (50) states, the District of Columbia and the Puerto Rico territory. HDVIS is a member of the National Association of Securities Dealers ("NASD"), Securities Investors Protection Corporation ("SIPC") and the Securities Industry Association ("SIA"). HDVIS had approximately 4,485 fully licensed Representatives and approximately 928 at various stages of the licensing process as of September 30, 1995. The Representatives are primarily tax professionals located throughout the United States who provide their clients with a wide range of financial services consisting of such investments as mutual funds, unit investment trusts, limited partnership interests, stocks and bonds. The Company utilizes the Representative base of HDVIS to market other services provided by the Company through its subsidiaries and an affiliated entity, which include insurance, business valuation services, financial planning, investment planning, and other services.

In May 1987, the Company completed a private placement of 39,500 shares (79,000 after adjusting for a two-for-one stock split in July 1987) pursuant to Regulation D of the Securities Act of 1933.

Under a public stock offering that closed July 15, 1988, the Company issued 214,787 shares of common stock at $6.00 per share.

The proceeds were used primarily to retire short-term obligations of the Company.

In September 1991, the Company issued 166,667 shares of non-voting Series A Convertible Preferred Stock at a price of $6.00 in exchange for $1,000,002 in principal amount on a note payable to a financial services company. The Company issued an additional 83,400 shares of non-voting Series A Preferred Stock at a price of $6.00 in exchange for $500,400 in cash to a second financial services company. The preferred stock pays a dividend at an annual rate of 8.5 percent and is payable quarterly. The Series A Preferred Stock is redeemable by the Company upon certain conditions as discussed in the Second Amendment to the Articles of Incorporation.

On November 21, 1991, the Company completed a stock offering consisting of 700,000 units at a price per unit of $5.50. Each unit contained one share of common stock and one A warrant and one B warrant. In April 1992, 25,000 of the A warrants were exercised by investors resulting in additional capital of $151,250. The remaining A warrants and B warrants expired unexercised in May 1993 and November 1994, respectively.

In connection with the offering discussed above, the Company sold 70,000 warrants (net of now expired A and B warrants) to the Underwriter for $100. The exercise price for the warrants is $6.60 per share and the warrants will be exercisable at any time during the four-year period commencing October 4, 1992. The warrants contain certain demand and piggyback registration rights as defined. The warrants are protected against dilution upon the occurrence of certain events. The warrants issued to the Underwriter may not be transferred or assigned except to officers or shareholders of the Underwriter. These warrants were registered pursuant to the Underwriter's agreement in amendment number two to Form S-1 filed in May, 1995.

(b) Financial Information About Industry Segments
    ---------------------------------------------

The Company and its subsidiaries operate primarily in a single industry segment: securities brokerage and related financial services. The following table sets forth the Company's total revenues by major source:

                        SUMMARY OF COMPANY'S SOURCES OF REVENUE

                           Year ending September 30,
                        ------------------------------
                                    1993         1994         1995
                                -----------  -----------  -----------

Mutual Fund and UIT's           $35,537,273  $36,789,952  $30,611,062
Partnership Interests               323,807      280,053      198,910
Stocks, Bonds and Options         1,988,466    2,276,175    1,930,867
Insurance Products                2,747,322    3,912,106    4,286,916
Marketing and Education Fees      2,696,847    3,280,146    2,933,055
Portfolio Management Fees           791,764    1,680,889    3,219,574
Facility and Service Fee
 from Affiliate                     316,289      314,196      551,379
All Other                         1,606,049    1,753,679      938,288
                                -----------  -----------  -----------

                                $46,007,817  $50,287,196  $44,670,051
                                ===========  ===========  ===========

No material part of the Company's consolidated commission revenues is originated by a single Representative.



(c) Narrative Description of Business
    ---------------------------------


The Registrant and Its Subsidiaries

The Company conducts its business under its corporate name and under the assumed name of H.D. Vest Financial Services. Through its business divisions and nationwide network of Representatives, the Company provides a comprehensive package of financial services and products.

The various services of the Company are provided by the Company and/or its subsidiaries as follows and are discussed in more detail on the pages that follow:


H.D. Vest, Inc. (the "Company") --

     Technical and Sales Support Services
     Regional Support System
     Educational Services
     Representative Recruiting
     Representative Development
     Representative Systems
     Insurance Agency Management Services


H.D. Vest Investment Securities, Inc. ("HDVIS") --

     Investment Services
     Trading and Customer Service
     Representative Licensing
     Compliance and Due Diligence Services

H.D. Vest Advisory Services, Inc. ("HDVAS")  --

     Professional Investment Advisory Services

H.D. Vest Mortgage Services, Inc. ("HDVMS")  --

     Inactive Subsidiary

H.D. Vest Collateral Management Company ("HDVCMC") --

     Inactive Subsidiary

H.D. Vest Business Valuation Services, Inc. ("HDVBVS") --

     Inactive Subsidiary



The financial services industry is subject to extensive regulation on both the federal and state level, with which the Company and its subsidiaries must comply (see "Government Regulation"). HDVIS and HDVAS must maintain current registration with the applicable regulatory bodies.

At September 30, 1995, the Company's distribution network consists of approximately 4,485 fully licensed Representatives and approximately 928 Representatives in various stages of licensing.

Technical and Sales Support Services

The Company has assembled staff experts in areas of individual and business financial planning, including Certified Public Accountants, Certified Financial Planners, Chartered Financial Analysts, Chartered Life Underwriters, Certified Investment Management Analysts, Chartered Financial Consultants, Certified Employee Benefits Specialists, Chartered Pension Consultants, Enrolled Agents, Certified Management Accountants, American Institute of Certified Public Accountants-Accredited Personal Financial Specialists, Lawyers, and Pension and Executive Compensation Certificate recipients. Through their capacity as consultants and instructors, these financial professionals are dedicated to provide financial planning and product information to H.D. Vest Representatives.

The Company has developed financial planning services needed by American families and businesses in these areas:

o Investment Planning and Product Selection -- Assistance in the selection of the types of investments suitable to meet the objectives of the client.

o Retirement Planning -- Assistance in determining objectives to meet future retirement needs of clients.

o Education Planning -- Assistance in determining objectives to ensure adequate funding will be available for the education of clients' children.

o Employee Benefits -- Assistance to businesses in developing Employee Benefits programs.

o Tax Planning -- Assistance in reducing tax liabilities through proper investment and risk management.

o Portfolio Management -- Assistance in the selection of money managers and the allocation of assets for optimal portfolio results.

o    Risk Management -- Assistance in determining insurance needs.

o Qualified Plans -- Assistance to businesses in establishing, funding and maintaining Qualified Retirement Plans.

o Business Plans -- Assistance to businesses in the areas of financing, cash management and risk management and Buy-Sell agreements.

o Estate Planning -- Assistance in planning for the eventual distribution of a client's estate, focusing on reducing tax liabilities at the time of distribution.


Regional Support System

The Company has developed a local support system designed to provide Representatives assistance in all aspects of financial planning including sales and marketing training, time management, practice management, financial products, and case studies. The Regional Support System (RSS) also provides a network for Representatives to consult with each other and analyze actual client situations. This system operates on the philosophy that the Representatives will learn from other Representatives who have successfully added financial planning services to their practice.

Each RSS group is led by a successful H.D. Vest Representative. This Representative has met specific criteria and attended extensive training before assuming this important role in the training of fellow H.D. Vest
Representatives. The Regional Support System is made up of Foundations, Chapters and Summit teams.

   Foundations - Foundations teams are designed for Representatives who are willing to commit to a 12 month individualized intensive training program. The Foundation teams were created for those Representatives who want to integrate financial planning into their practice with the goal and commitment of achieving $25,000 in their 12-month rolling gross revenues. Foundation teams are made up of 10-15 participants and have monthly meetings.
   Individual training is offered based on needs.

   Chapters - All Representatives whose 12-month rolling gross revenues are under $25,000, who are not a Foundation participant, are eligible to attend Chapter workshops in their area. Chapters provide local H.D. Vest Representatives six monthly standardized workshop programs between the months of June and December. Each Chapter is made up of approximately thirty Representatives.

   Summit - All Representatives with 12-month rolling gross revenues greater than $25,000 are members of a Summit team. Monthly Summit meetings give Representatives the opportunity to network and share ideas with each other. In addition, all Summit members will have the opportunity to attend regional conferences designed specifically for the more advanced technical needs of higher producing Representatives.

Educational Services

The Company's educational staff develops educational programs and seminars to enhance the technical skills and knowledge necessary for each successful Representative. Self-study courses, marketing materials, newsletters, promotional pieces, and software are a few of the tools used to train and educate the Company's Representatives and their clients.


Representative Recruiting

The Company recruits Representatives for its wholly-owned subsidiaries HDVIS and HDVAS. Since its inception, the Company has developed a recruiting process which the Company believes results in a larger network for distribution of financial products. Based on its experience in this area, the Company plans to use the methods that have been proven to be the most effective in the past in order to gain market share. These methods include the following:

1. Direct Mail. The Company has developed a database with over 300,000 tax and accounting professionals. Specially designed marketing letters are more successful from each mailing when strategically and consistently used. Each respondent receives an H.D. Vest information package ("Opportunity Package"), follow-up calls, and invitations to recruiting seminars and H.D. Vest conferences.

2. Recruiting Seminars. The Company holds seminars (qualified for CPE) designed to promote the benefits of adding financial planning services to the tax professional's practice. These seminars also teach the tax professional how to select a financial services support firm.

3. Telemarketing. Once contact has been made with an interested professional via the Company's direct mail efforts, the recruiting staff follows up by phone. The recruiting staff has been very effective in its follow up efforts utilizing its proprietary follow up system.

4. Trade Shows. The Company regularly exhibits at numerous national seminars and training events held for tax professionals.

5.   Referral Incentive Programs.  The Company offers its current
     Representatives, who refer their colleagues to the Company, override compensation for their efforts in this area.

6. Trade Publication Advertising. The Company periodically places advertisements to industry publications and other publications read by tax professionals.

7. Educational Events. Accounting and tax professionals are continually invited to attend the Company's comprehensive financial planning seminars. Participants receive continuing education credit, which provides the tax professional additional incentive to attend.

8. Regional Offices. The Company intends to open local support offices on a regional basis as the size of the Representative base and the number of Regional Support System Representatives increases. To date the effectiveness of local support offices has not been proven.


Representative Development

The Representative Development process is the cornerstone of the Company's concept of providing the client with the most qualified professional available. The Company has made a significant investment in the development of programs to ensure that new recruits and veteran Representatives of the Company are provided with a high level of training to keep them apprised of financial opportunities for their clients.

The Company requires its Representatives to obtain specific licenses, complete training programs, and follow prescribed procedures in adding financial planning and implementation services to their practice.

The Company offers the following training and marketing support to assist its
Representatives:

1. Software Support. The Company provides its Representatives with computer software programs to assist them in the financial planning and implementation process. These currently include an asset allocation program based on the Company's study of how asset classes historically perform under varying economic scenarios and a tax analysis program which recommends specific areas that need review based on the client's Internal Revenue Service Form 1040. Each program is designed to help the Representative with the implementation of financial planning products.

2.   Educational Events.   The Educational Services Division of the Company
     continually improves and develops new training and educational materials to keep up with the industry and to meet the needs of its Representatives.
     The educational events developed by the Company are as follows:

     RSS meetings - During the educational season (from June through December),
     ------------
     monthly, hands-on training sessions are held in major metropolitan cities. These meetings provide Representatives with training in technical issues, products, and sales ideas. A total of 600 RSS group meetings were held in 110 cities throughout the United States in fiscal 1995, with 1,100 RSS group meetings planned for fiscal 1996.

     Summit meetings - Held regionally, these two-day events cover in-depth
     ---------------
     financial planning topics that train the Representative to identify financial planning problems, develop financial planning solutions, and implement products.

     National Conferences - H.D. Vest holds two major training conferences per
     --------------------
     year. The Vest Fest is held in the spring and the Annual National Conference is held in the winter.

3. Marketing System. Based on research results, the Company has developed a step-by-step marketing system which provides new Representatives with the tools necessary to increase their product sales to clients. The Company has developed a marketing system for Representative development which consists of the following:


     Technical and Operational Support.  Each Representative is provided
     ----------------------------------
     extensive technical and operational support in the following areas from the Company's home office personnel:

                - Technical Specialists
                - Educational Services
                - Order Processing and Trading
                - Compliance
                - Customer Service
                - Client Seminars
                - Product Due Diligence

     Personal Assistance.  Each Representative is provided with timely and
     --------------------
     comprehensive personal assistance. Technical consultants pro-actively assist each Representative in goal setting, in monitoring the educational process, and in providing technical advice.

     Self-study Programs.  Representatives are provided modular educational
     --------------------
     kits (designed by the Company's personnel) on financial planning topics, which include technical, product, and practice development areas.

     Newsletters.  Representative newsletters are provided monthly.
     ------------
     Representatives may also subscribe to a syndicated column service.

     Regional Support System.  Experienced Representatives assist new
     ------------------------
     Representatives in the educational and developmental process on a local level to increase product sales.

     Sponsor Support.  Key sponsors provide local and regional support to
     ----------------
     Representatives, as well as supporting the Company's educational events.

     Partners for Success.  The Partners for Success program links the Company's
     ---------------------
     most successful Representatives with their peers who are unable to market investment services. This provides a new source of prospective clients for the most proactive and successful Representatives and enables the Company to capitalize on the opportunity represented by clients whose needs are currently untapped by their primary Representatives.


Representative Systems

The Information Services Division provides computer systems for both the Company and its Representatives. The division is responsible for developing and writing all of the programs and hardware that supports the Company's operations. Information Services is developing a Representative Desktop which is intended to provide H.D. Vest Representatives with an integrated office management system. Currently, the Company offers the Representatives computer software programs to assist them with the implementation of financial planning products. The Information Services Division intends to continue development of both the Company's operating system and the Representative Desktop in fiscal 1996.


Insurance Agency Management Services

The Company provides management services to an affiliated insurance agency, H.D. Vest Insurance Services ("HDVIns"). HDVIns represents a diversified spectrum of national insurance companies offering life, health, disability, long-term care, and variable and fixed annuity products for both individuals and businesses. Representatives of the Company are licensed through HDVIns to sell insurance products. These Representatives are paid a commission on such sales by HDVIns. The Company does not receive any portion of these commissions, however, a facility and service fee is received for management and other services rendered by the Company.

Investment Services

H.D. Vest Investment Securities, Inc. ("HDVIS") is registered as a broker-dealer in all 50 states, the District of Columbia and the Puerto Rico territory, and is the investment products and trading subsidiary of the Company. HDVIS offers more than 500 nonproprietary investment products including mutual funds, unit investment trusts, direct investments, stocks, and bonds. It is a member of the National Association of Securities Dealers ("NASD"), the Securities Investors Protection Corporation ("SIPC"), and the Securities Industry Association ("SIA").


Trading and Customer Service

Trading and customer services are provided by the Company to its Representatives on an ongoing basis. The Company's trading room processes thousands of investment trades in mutual funds, direct investments, unit investment trusts, and individual securities. In addition, the H.D. Vest Discount Brokerage Service allows investors to buy and sell individual securities at discounted commission rates. Through the Customer Service Department, regular statements concerning investment balances and status are processed and distributed to allow Representatives and their clients to monitor investments.

The following table summarizes the number of securities transactions processed by the Company:


                     Years Ended September 30,
                     -------------------------
                  1993         1994         1995
                  ----         ----         ----
                1,323,715    1,928,779    1,569,425


Customer accounts for trading of stocks and bonds are cleared on a fully disclosed basis through National Financial Services Corporation, 161 Devonshire Street, Mail Stop D6, Boston, Massachusetts 02110. National Financial Services Corporation as the clearing agent for HDVIS, reflects all stock, bond and option transactions of HDVIS's customers on its own books. Mutual funds and direct participation programs are handled directly with the product distributors.


Representative Licensing

The Company provides step-by-step assistance to Representatives in obtaining both their securities, insurance and Registered Investment Advisor licenses, including educational programs for exams and complete administrative processing with the National Association of Securities Dealers ("NASD"), the securities licensing agent, and the state agencies that supervise insurance licensing.


Compliance and Due Diligence Services

The Company requires that all Representatives follow the Company's Professional Code of Ethics and Compliance and Supervisory Procedures. To that end, the Company's Compliance Department is responsible for Representatives' compliance with rules of the regulatory bodies that supervise the financial services industry. Due to the strict regulation of the financial services industry by federal and state agencies, it is important that the Company keep abreast of the activities of its Representatives and internal staff. The Company's Compliance Department supervises the activities of all Representatives.


Professional Investment Advisory Services

H.D. Vest Advisory Services, Inc. ("HDVAS") conducts all of the investment advisory activities of the Company. HDVAS, formed in 1987, as a Texas corporation, is registered as an investment advisor with the Securities and Exchange Commission and various state regulatory agencies as well as a member of the Investment Company Institute. The Company's Representatives can register as Investment Advisor Representatives under HDVAS, giving them the capability of providing fee-based financial planning services to their clients. As of September 30, 1995, there were approximately 1,517 Representatives registered with HDVAS.

The VestPremiere Investment Program is a fee-based service of HDVAS. This service, designed for clients with over $100,000 of current investable dollars, allows individual investors, foundations, endowments, retirement plans, and trusts to access comprehensive and independent consulting services that historically were reserved for only large institutional investors. Through its expert team of Certified Investment Management Analysts, Chartered Financial Analysts, Certified Financial Planners, Chartered Financial Consultants, and American Institute of Certified Public Accountants-Accredited Personal Financial Specialists, this service helps investors in the asset allocation decision and in choosing the proper money managers to manage various portions of their investment portfolio. A quarterly report is provided to each client detailing investment performance. As of September 30, 1995, there were approximately 604 client accounts utilizing the services of the VestPremiere Investment Program.

The VestFlex Investment Program is a service introduced by HDVAS during July 1993. The program is designed to provide clients with as little as $10,000 of investable assets with the rewards of asset allocation and professional monitoring. Individual investment objectives and risk tolerances are utilized to select the optimal portfolio in order to meet the client's needs. Each portfolio is invested in a family of mutual funds and diversified into different asset classes. A quarterly report is provided to each client detailing investment performance. As of September 30, 1995, there were approximately 1,759 client accounts in the VestFlex Investment Program.

In October 1995, the Company began its Vest Advisor program. This program will accommodate clients with a minimum of $25,000 of current investment dollars. These investments will be managed by the client's Representative according to the portfolio goals established between the Representative and the client. Each client's investment will be held in a single brokerage account. A quarterly report will be provided to each client detailing investment performance.



Seasonality

As a result of the Company's Representatives consisting primarily of tax professionals, a majority of the Company's revenues (approximately 51% in fiscal
1995) are generated during tax season (December through May). Tax season is the time of year that the Company's Representatives have the most contact with the greatest number of clients.



Government Regulation

H.D. Vest Investment Securities, Inc. ("HDVIS")  -  The securities industry in
--------------------------------------------------
the United States is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers such as HDVIS, however, has been delegated to self-regulatory organizations such as the NASD. The NASD conducts periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. HDVIS is currently registered as a broker-dealer in all fifty states, the District of Columbia and the Puerto Rico territory.

The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, representative supervision, trade practices among broker-dealers, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations, and changes in the interpretation of enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC and the self-regulatory organizations may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulations and discipline of broker-dealers is the protection of customers and the securities markets rather than protection of creditors and stockholders of broker-dealers. See "Item 3 Legal Proceedings".

HDVIS is a member of the Securities Investors Protection Corporation ("SIPC"). SIPC provides protection to customers (but not shareholders) if a SIPC member fails financially. Customers (not including investors in the stock of the Company) of HDVIS that have securities and/or cash on deposit with HDVIS, would be protected up to a maximum of $500,000, including up to $100,000 on claims for cash.

HDVIS is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to
1. Minimum net capital can never be lower than $250,000 or 6 2/3% of Aggregate Indebtedness, as defined, whichever is greater. In computing net capital under the Uniform Net Capital Rule, various adjustments are made to net worth to exclude assets which are not readily convertible into cash and to conservatively state other assets, such as a firm's position in the securities that it holds in its own account. To that end, a deduction is made against the market value of such securities to reflect the possibility of a market decline prior to their disposition. For each dollar that net capital is reduced, by means of such deductions or otherwise (for example, through operating losses or capital rules, which are unique to the securities industry), financial restrictions are imposed upon the Company which are more severe than those imposed on corporations engaged in certain other types of business (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources"). HDVIS had net capital, required net capital, and excess net capital for the years ended September 30, 1993, 1994, and 1995, as follows:



                           1993         1994         1995
                        -----------  -----------  -----------
Net capital              $1,203,249   $1,299,003   $1,449,906
Required net capital        252,157      293,682      250,000
                         ----------   ----------   ----------
Excess net capital       $  951,092   $1,005,321   $1,199,906
                         ==========   ==========   ==========


H.D. Vest Advisory Services, Inc. ("HDVAS")  -  The financial planning industry
----------------------------------------------
is subject to federal regulation under the Investment Advisor Act of 1940, requiring those providing fee-based investment advice to register with the SEC. Most states also have registration and reporting requirements. HDVAS is registered as an investment advisor with the SEC and 49 state regulatory agencies.


H.D. Vest, Inc.  (the "Company") -  The Company and its subsidiaries' regulatory
----------------------------------
environment, which consists of various areas of securities, investment advisory, and accountancy law, is extremely complex. In recognition of this reality, the Company has found it prudent to open the channels of communication between Company officials and the politicians and regulators who influence its business. Several Company officers volunteer their personal time and money in connection with their own political interests, and the Company occasionally contributes funds to the administrative accounts of political parties. The Company contributed such funds totaling approximately $103,321 for the year ended September 30, 1995. All such activities and contributions are carefully reviewed by the Company's legal counsel to ensure that they comply with the law.



Competition

There is intense competition in the brokerage and insurance industry from large, diversified, well-capitalized brokerage firms, financial institutions, and other organizations. Retail oriented financial service providers and other financial institutions are employing substantial funds in advertising and direct solicitation of customers to increase their market share, and in many cases the Company is directly competing with such organizations for the same market share.



Uniqueness

The Company was established to meet the growing demand for professional financial services. The Company's management believes that the tax professional is uniquely qualified to give confidential, professional financial advice and implement financial plans due to the tax professional's in depth knowledge of his or her clients' financial situation. The Company offers the tax professional the means to provide personalized financial services to the consumer.

Tax professionals registered with the Company include CPAs, CFPs, Enrolled Agents (EA), PhDs, CFAs, Registered Investment Advisors, tax attorneys, and other tax professionals. Many hold state or national offices in CPA societies, EA organizations and public accounting societies.


Employees

At September 30, 1995, the Company employed 126 full-time employees who provide support services to Representatives of the Company. The number of employees is expected to increase in areas that provide Representative support during the fiscal year ending September 30, 1996.


                        Employees by Department
                        As of September 30, 1995

           Marketing and Technical Support              33
           Administration and Other                     19
           Operations                                   59
           Educational Services                         15
                                                       ---
                                                       126
                                                       ===


The majority of employees are college graduates and are securities licensed.


Item 2.  Properties
-------------------

The Company occupies approximately 30,000 square feet of office space in Irving, Texas. During May 1993, the Company renegotiated its lease on the office space replacing Herb Vest as the lessee and naming the Company as lessee. The Company's lease expires in May 1998. The 30,000 square feet consists of the third floor and portions of the first, second, eighth, and ninth floors of the Waterway Tower, located at 433 East Las Colinas Blvd., Irving, Texas.


Item 3.  Legal Proceedings
--------------------------

During the fiscal year ended September 30, 1994, the Securities and Exchange Commission (SEC) began an investigation of the Company's wholly-owned broker-dealer subsidiary, H.D. Vest Investment Securities, Inc. (HDVIS), relating to the activities of a former Representative. In July 1995, concurrent with an administrative proceeding instituted against HDVIS, the SEC and HDVIS entered into a settlement agreement. Pursuant to the settlement agreement, HDVIS
(i)paid a monetary sanction of $50,000 and (ii)agreed to modify its supervisory and compliance procedures in accordance with the recommendations of an independent consultant retained by the Company.

Additionally, during fiscal 1994, in connection with the matter described above, a group of clients of the former Representative commenced a civil action against HDVIS and the former Representative alleging violations of securities laws, fraud, conversion and related causes of action. In June 1995, the Company paid for the benefit of the plaintiffs, approximately $450,000 as reimbursement of what the Company believes represents actual out-of-pocket losses plus interest. The Company believes a fidelity bond issued in favor of HDVIS will cover actual out-of-pocket losses, up to an aggregate of $250,000 incurred by the plaintiffs. The plaintiffs seek an additional amount of actual and punitive damages, some of which they allege are related to their actual economic losses. HDVIS is vigorously contesting the plaintiffs' right to recover any of these additional alleged damages. As of September 30, 1995, the Company has accrued approximately $139,400, net of the fidelity bond, related to legal expenses and costs associated with expert consultants.

The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated.

Management believes, based on the advice of legal counsel responsible for such matters, that these actions, when finally concluded and determined, will not have a material adverse effect upon the financial position or results of operations of the Company.


Item 4.  Submission of Matters to a Vote of Shareholders
--------------------------------------------------------

The annual meeting of shareholders of the Company was held on May 31, 1995, at the Buena Vista Palace in Lake Buena Vista, Florida. Matters voted on and approved by the Company's Shareholders at the meeting included the re-election of Herb D. Vest as Chairman of the Board of Directors, the re-election of Barbara Howard-Vest, Kenneth E. Reynolds, Jack B. Strong, Jerry M. Prater, Phillip W. Mayer, and Lynn R. Niedermeier as Directors of the Company. Arthur Andersen LLP was approved as the Company's independent public accountants for the ensuing year.

                                    Part II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

As of September 30, 1995 the Company's stock was listed on the NASDAQ National Market System. The total trading volume of the Company's stock for fiscal 1995 was 344,944. There can be no assurance that a more active market will develop. The following table sets forth the range of high and low closing bid prices of the Company's Common Stock as reported by NASDAQ-NMS during the period indicated. The prices set forth below represent prices between dealers, do not include retail markups, markdowns, or commissions and do not necessarily represent actual transactions.


                           High    Low
                           -----  -----
 Months Ended     9/30/95  $3.13  $2.75
                  6/30/95   3.38   2.50
                  3/31/95   3.38   2.50
                 12/31/94   3.88   2.25
                 --------  -----  -----
                  9/30/94   4.25   3.00
                  6/30/94   5.75   3.75
                  3/31/94   7.00   5.25
                 12/31/93   6.50   4.50
                 --------  -----  -----
                  9/30/93   4.50   4.50
                  6/30/93   3.75   3.75
                  3/31/93   4.00   3.81
                 12/31/92   3.00   2.63
                 --------  -----  -----


As of September 30, 1995, there were 842 holders of record of the Company's common stock.

The NASDAQ Qualifications Standards requires any company wishing to remain listed to have net tangible assets of $2,000,000, capital and surplus of $1,000,000, public float of shares of 100,000 (which are shares not held directly or indirectly by any officer, director or beneficial owner of more than 10% of the total shares outstanding), market value of public float of $200,000, minimum bid for outstanding shares of $1.67, 300 shareholders, and 2 market makers.

If the Company was subsequently delisted from the NASDAQ National Market System, such delisting would materially limit the public market for the Company's common stock through loss of news coverage, possible decline in share price and possible difficulty in obtaining subsequent financing. In such event, a stockholder might encounter difficulty in selling his or her common stock.

The Company has paid no dividends on its common stock since incorporation and does not anticipate paying dividends on its common stock in the foreseeable future. The Company intends to continue to devote its earnings, if any, to the growth and development of the Company. Any dividends in the future will depend upon substantial earnings, the Company's financial requirements and other factors.


Potential Future Sales Pursuant to the SEC's Rule 144 -

Of the 5,423,341 shares of common stock currently outstanding, 4,152,754 shares of common stock are "restricted securities," as that term is defined in Rule
144. A person (or persons whose shares are aggregated) not affiliated with the issuer who has satisfied a two-year holding period may, under certain circumstances, sell within a three-month period a number of shares which does not exceed the greater of 1% of the shares outstanding or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of the Company and who has satisfied a three-year holding period. After a three-year holding period, if a person is not an affiliate and has not been an affiliate for the last three months, then the person can sell his or her shares without any restrictions applicable to Rule 144. Herb D. Vest, the Chairman of the Board owns 2,544,255 shares of which 2,478,092 shares are restricted and Barbara Howard-Vest, a Director of the Company owns 1,519,746 shares of which 1,487,808 are restricted. Mr. Vest acquired the majority of his shares in February 1987. Ms. Howard-Vest acquired the majority of her shares pursuant to a divorce agreement with Mr. Vest in June, 1991. Future sales under Rule 144 may have a depressive effect on the price of the Company's common stock.

Item 6.  Selected Financial Data
--------------------------------

The following summary of certain financial information relating to the Company for the five years ended September 30, 1995, has been derived from the audited financial statements of the Company. Such information should be read in conjunction with the Consolidated Financial Statements and the report thereon of Arthur Andersen LLP, independent public accountants located elsewhere in this document.


               Summary of Consolidated Statements of Operations


                                                   Years Ended September 30,
--------------------------------------------------------------------------------------------------
                                  1991         1992          1993          1994           1995
                            ----------------------------------------------------------------------

Total Revenues                $20,105,157  $35,532,056   $46,007,817   $50,287,196    $44,670,051
Net Income (Loss)             $   921,941  $(3,187,347)  $ 2,934,722   $  (369,901)   $ 1,329,001
Net Income (Loss)
 per common share             $       .20  $      (.63)  $       .52   $      (.09)   $      0.22





                                                Summary of Consolidated Statements
                                                       of Financial Position

                                                        As of September 30,
 ------------------------------------------------------------------------------------------------


                                   1991         1992          1993         1994         1995
                               ------------------------------------------------------------------
Working Capital                $  900,994   $  294,033     $2,533,029   $ 1,012,016   $ 1,293,871
Total Assets                   $5,323,486   $8,690,589     $9,857,018   $12,336,852   $11,666,371
Notes Payable
 and Obligations
 under Capital
 Leases (net of
 current
 maturities)                   $  862,025   $  620,900     $  187,858   $   543,848   $   430,739

Total
 Liabilities                   $4,899,598   $8,361,445     $6,720,687   $ 9,697,957   $ 7,726,010
Shareholders'
 Investment                    $  423,888   $  329,144     $3,136,331   $ 2,638,895   $ 3,940,361


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Liquidity and Capital Resources

At September 30, 1995, the Company had working capital of $1,293,871, an increase of $281,855 from the $1,012,016 of working capital at September 30, 1994.

The Company's cash flows provided by operations decreased by $755,018 to $1,019,917 for the year ended September 30, 1995 compared to the year ended September 30, 1994. The decrease in cash provided by operations is primarily due to: (i) a decrease in amounts due on clearing transactions resulting from regulatory changes that reduced from five days to three days the time that funds may be remitted on investment trades and (ii) continuing payments on severance agreements with former officers.

Cash used for investing activities of $485,804 and $934,010 for the years ended September 30, 1995 and 1994, respectively, includes costs of $95,145 and $407,299 incurred for furniture, fixtures and computer equipment for those same years, respectively. The $390,659 of funds used for investing activities for the purchase of other assets during the year ended September 30, 1995 includes costs incurred for software development, designed to improve the productivity of the Company's Representatives, and costs related to the formation of the Deferred Compensation Plan.

Cash used for financing activities of $1,344,293 during the fiscal year ended September 30, 1995 included net advances on the lines of credit with Mr. Vest of $879,290 in principal and $163,145 of accrued and unpaid interest, net payments from Ms. Howard-Vest of $53,884 in principal and $1,754 of accrued and unpaid interest, and payments for capital lease obligations and preferred stock dividends. Cash used for financing activities of $1,872,119 during the fiscal year ended September 30, 1994 include net advances on the lines of credit with Mr. Vest of $1,120,710 in principal and $23,210 of accrued and unpaid interest and with Mrs. Howard-Vest of $350,000 in principal and $9,561 of accrued and unpaid interest, payments for capital lease obligations and preferred stock dividends.

The Company's historical growth has been financed from inception via loans, private placements of preferred and common stock, public offerings of common stock and cash flows from operations. For the period from inception through September 30, 1995, amounts from these sources have been approximately $2.5 million, $2.6 million, $5.1 million and $3.1 million, respectively.

In July 1995, the Company began accepting contributions for the Deferred Compensation Plan ("the Plan") for its Representatives. Pursuant to the Plan, Representatives may forego current compensation, thus postponing recognition of income otherwise currently taxable, and subsequently receive the deferred compensation plus a Company matching contribution, as defined in the Plan. As of September 30, 1995 approximately $73,000 had been deferred under the Plan.

Matching contributions of amounts deferred under the Plan must be accrued as additional commission expense on a straight-line basis from the period deferred until the Representative is paid the deferral amount and matching contribution. Accordingly, participation in the Plan by Representatives will have the effect of increasing commission expense in the years in which commissions are earned and deferred by participants. Such increases in commission expense will have an adverse effect on the net income of the Company. To the extent that Representatives elect to defer receipt of compensation under the Plan, such compensation will ultimately be paid to the participant in the form of cash. The Company accrued matching contributions of approximately $1,000 for the fiscal year ended 1995.

The Company continually monitors the capital markets for opportunities to obtain financing to meet its growth needs. Historically, the Company has significantly increased its recruiting and development activities upon obtaining such financing. The Company must expense all costs related to these activities. Additionally, in periods of extensive recruiting and development activities, the Company has experienced higher general and administrative costs as overhead has increased to support the recruiting and development activities. Consequently, the Company has generated substantial net losses subsequent to obtaining financing needed to fund further growth. Should the Company obtain future financing to fund its growth plans, it is likely the Company would generate net losses in the period subsequent to obtaining such financing.

Results of Operations

Revenues

The Company's revenues for the year ended September 30, 1995, were $44,670,051, a 11% decrease over the year ended September 30, 1994. Management believes that revenues were negatively impacted by interest rates which made interest-bearing investments attractive to investors. Additionally, the Company has begun to place increased emphasis on its fee-based business. As Representatives switch their investment strategies for their clients from front-end sales charge investments (i.e. mutual funds) to fee-based investments, commission revenue will be replaced by portfolio management fees. In the short term, the decrease in commission revenue will be greater than the increase in portfolio management fees. However, portfolio management fees will be earned annually on client funds that remain invested in fee-based programs, compared to a one-time front- end sales charge on mutual fund investments. The Company's revenues for the years ended September 30, 1994 and 1993, were $50,287,196 and $46,007,817, respectively, a 9% and 30%
increase over the years ended September 30, 1993 and 1992, respectively.

Commission revenue as a percentage of gross product sales have declined from approximately 4% in 1986 to approximately 3% in 1995. This decline is due to an industry-wide reduction in commissions on mutual funds and unit investment trusts. These products comprise a majority of the revenues generated by HDVIS, the Company's main operating subsidiary. To the extent that these commissions continue to decline, HDVIS must increase the volume of products sold to maintain historical commission revenue levels.

Due to the declining trend of commission revenue as a percentage of gross product sales, the Company has devoted significant resources to further development of its fee-based programs. Portfolio management fees from these programs were $3,219,574 for the year ended September 30, 1995, a 92% increase over the year ended September 30, 1994. Portfolio fee revenues for the years ended September 30, 1994 and 1993, were $1,680,889 and $791,764, respectively, a 112% increase and 2% decrease over the years ended September 30, 1993 and 1992, respectively.

The reasons for changes in the Company's revenues in the years ended September 30, 1993, 1994, and 1995 are summarized in the following table:



                            % Change for the Years Ended September 30,
                                    as compared to Previous Years
                            -----------------------------------------
Source of Revenue             1993            1994             1995
-------------------------   --------        --------         --------
Mutual Fund and UIT's (1)      +29%            +4%              -17%
Variable Insurance
  Products (2)                 +43%           +42%              +10%
Limited Partnership
  Interests (3)                -56%           -14%              -29%
Stocks, Bonds and
  Options (4)                  +56%           +33%              -15%
Investment Advisory
  and Portfolio
  Management Fees (5)           -2%          +112%              +92%
Facility and Service
  Fees (6)                     +43%            -1%              +75%
Marketing and
  Educational
  Fees (7)                     +62%           +22%              -11%
Other (8)                      +26%            -2%              -47%


(1) Revenues have increased in 1993 and 1994 due to increases in product sales resulting from the growth in the number of Representatives and the training programs provided by the Company. Revenues in 1995 have decreased due to rising interest rates which have made interest-bearing investments attractive to investors.
(2) Revenues have increased due to the increase in the number of Representatives licensed to offer this product and market conditions which have made this product a better investment.
(3) Revenues decreased due to a decline in demand for this type of product due to changes in tax laws and the economic viability of these products.
(4) Revenues have increased in 1993 and 1994 due to increases in product sales resulting from the growth in the number of Representatives and the training programs provided by the Company. Revenues in 1995 have decreased due to rising interest rates which have made interest-bearing investments attractive to investors.
(5) Revenues increased during 1994 and 1995 due in part to the an increase in the number of Representatives licensed to offer this product and the development of additional fee-based services. During 1993 several accounts were transferred to a competing investment company started by a former officer of the Company. The division has continued to grow with the addition of new accounts and a new service, VestFlex Investment Program. During 1994 and 1995, the Company has devoted significant resources to further develop fee-based programs.
(6) Facility and Service Fees decreased in 1994 due to a decrease in the resources available to support this product line. Fees in 1993 and 1995 increased due to the allocation of more resources used to support this product line.
(7) Revenues in 1993 and 1994 increased due to increases in sales and the expansion of the educational programs and seminars provided by the Company. Product sponsors assist in the funding of our educational services. Revenues in 1995 decreased as a direct result of a sluggish market, which reduced the receipts from sponsors.
(8) Effective November 15, 1989, the Company began charging a transaction fee of $10.50 for each transaction processed by the Company, subject to certain limitations. This policy was discontinued in the first quarter of fiscal year 1995. Transaction fees for the years ended September 30, 1993, 1994, and 1995 were $775,735, $845,436, and $64,586 respectively.

During 1995, the Company developed programs designed to increase future revenues. Each of these programs is discussed in summary below.

Regional Support System (RSS)
-----------------------------

The RSS program is designed to provide Representatives with local support in all aspects of financial planning including sales and marketing training, and time and practice management. Each RSS group is led by an H.D. Vest Representative. The RSS program is built around Foundation Teams (for Representatives seeking to achieve $25,000 in rolling 12-month gross revenues), Chapters (which are similar to the Foundation Teams except that they are held in larger workshop formats) and Summit Teams (for Representatives above the $25,000 rolling 12-month gross revenue threshold). Each month 110 Chapter and 52 Foundation team meetings are held nationwide.

Total Client Commitment (TCC)
-----------------------------

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

Partners for Success (PfS)
--------------------------

The PfS program offers successful H.D. Vest Representatives the opportunity to work with low-producing Representatives to generate a new source of revenue, while providing the low-producing Representatives the opportunity to increase their revenue stream with little effort, time or money.

The Rep Desktop
---------------

The Rep Desktop program is designed to provide H.D. Vest Representatives with an innovative and integrated office management system. Key components of the program rolled out through September 30, 1995 include an automated contact management system and new Representative communication system which will be the cornerstones of the new Rep Desktop.



Net Income (Loss)

Net income for the year ended September 30, 1995 was $1,329,001 compared to a net loss of $(369,901) and net income of $2,934,722 for the years ended September 30, 1994 and 1993, respectively.

General and administrative expenses for the year ended September 30, 1995, were $10,810,892, a decrease of $2,893,060 from the prior year total of $13,703,952. General and administrative expenses for the year ended September 30, 1994 increased by $2,857,819 from the $10,846,133 reported at September 30, 1993. A substantial amount of the Company's expenses are variable and controllable. Consequently, as revenues decline during the year, the Company was able to reduce certain expenses to maintain profitability. Additionally, the reduction for fiscal 1995, is partially a result of a credit to expense of $381,331 related to the cancellation of an officer's severance agreement. The increase in fiscal 1994 was primarily the result of severance agreements with former officers, professional fees, settlement charges related to litigation with two former officers and accrued expenses related to a case involving questionable trading practices of a former Representative (see Note 4 "Commitments and Contingencies" to the consolidated financial statements).

Representative development costs for the year ended September 30, 1995, were $4,526,637, a decrease of $411,490 over the prior year. Representative development costs for the year ended September 30, 1994 were $4,938,127, a $1,648,299 increase over the $3,289,828 for the year ended September 30, 1993. The decrease in development costs for 1995 is generally due to reduced levels of variable and controllable expenses consistent with the current year revenue decrease. However, Representative development costs have not decreased at the same rate as other expense categories, because continued training and development of Representatives must continue to be emphasized (i) even in down markets to mitigate the revenue impact of the down market and (ii) to ensure that appropriate training and educational materials are made available to Representatives as financial planning techniques and investment products proliferate and become more complicated.

Representative recruiting costs for the year ended September 30, 1995, were $398,837, a decrease of $120,339 over the prior year. Representative recruiting costs for the year ended September 30, 1994, were $519,176, an increase of $204,771 from the expense of $314,405 for the year ended September 30, 1993. The decrease in recruiting costs for fiscal 1995 is related to the curtailment of the direct mailing activities of the Company. Recruiting activities for fiscal 1995 and 1994 focused on the use of a referral program through which existing Representatives received incentives for recruiting new Representatives and the newly implemented RSS program. The increase in fiscal 1994 is the result of an increased use of direct mail to find prospective Representatives. To the extent that the Company decides in the future to devote significant resources to rapidly expand its Representative base through aggressive recruiting activities, future profitability would likely be negatively impacted.

Currently, most state boards have regulations prohibiting CPAs from receiving commissions for the sale or referral of products or services to their clients. Since 1990, twelve states have changed their rules to allow commission income by CPAs and several other states have proposed rule changes. In California, Mississippi and Louisiana, where commissions are prohibited, CPA Representatives have been challenged by their state regulatory boards. The Company has chosen to vigorously support these Representatives. In Louisiana and Mississippi a lower court found in favor of the Representative and these cases are on appeal. The California litigation has not reached trial. The Company incurred legal costs of approximately $464,000, $573,000 and $156,000 for the years ended September 30, 1993, 1994 and 1995, respectively, to support these Representatives. Mississippi's board has changed its rule to allow commissions effective January 1, 1996.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------


                     Index

                                                         Page
                                                         ----

Report of Arthur Andersen LLP, Independent                F-1
 Public Accountants

Consolidated Statements of Financial
 Position - September 30, 1994 and 1995                F-2 & F-3

Consolidated Statements of Operations -
 Three years ended September 30, 1995                     F-4

Consolidated Statements of Shareholders'
 Investment - Three years
 ended September 30, 1995                                 F-5

Consolidated Statements of Cash Flows -
 Three years ended September 30, 1995                     F-6

Notes to Consolidated Financial Statements             F-7 - F-17

                     Report of Independent Public Accountants



  To the Shareholders and Directors of H.D. Vest, Inc.:

     We have audited the accompanying consolidated statements of financial position of H.D. Vest, Inc. (a Texas Corporation) as of September 30, 1994 and 1995, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H.D. Vest, Inc. as of September 30, 1994 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.



                                             Arthur Andersen LLP

  Dallas, Texas,
  November 29, 1995

                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                    ASSETS

                                               September 30,
                                         -------------------------
                                             1994          1995
                                         -----------   -----------

Current assets:
  Cash and cash equivalents              $ 4,193,240   $ 3,383,060
  Commissions and accounts
   receivable                              3,680,679     3,329,869
  Current portion - notes receivable
   - related parties                         214,783       522,178
  Receivable from affiliate                  152,540        98,929
  Prepaid expenses                           251,165        56,773
                                         -----------   -----------

    Total current assets                   8,492,407     7,390,809
                                         -----------   -----------

Property and equipment, net of
 accumulated depreciation
 of $1,409,087 at 1994, and
 $1,924,547 at 1995                        1,602,573     1,289,111
Notes receivable - related parties,
 net of current portion                    1,288,698     1,978,099
Other assets                                 953,174     1,008,352
                                         -----------   -----------

Total assets                             $12,336,852   $11,666,371
                                         ===========   ===========

             The accompanying notes are an integral part of these
                       consolidated financial statements

                                                               Page 2 of 2
                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT


                                                   September 30,
                                          -----------------------------
                                               1994           1995
                                          -------------   -------------

Current liabilities:
   Accounts payable and accrued expenses     $ 3,010,321    $ 3,005,316
   Amounts due on clearing transactions        1,673,531        669,187
   Commissions payable                         2,391,139      2,222,435
   Payable to officer and directors              405,400        200,000
                                             -----------    -----------

      Total current liabilities                7,480,391      6,096,938
                                             -----------    -----------

Obligations under capital leases,
  excluding current installments                 543,848        430,739

Other noncurrent liabilities                     483,331        157,331

Unearned revenue                               1,190,387      1,041,002

Commitments and contingencies (Note 4)

Shareholders' investment:
Preferred stock, $6 par value;
  10,000,000 shares authorized,
  250,067 shares issued and outstanding
  in both 1994 and 1995                        1,500,402      1,500,402
Common stock, $.05 par value;
  100,000,000 shares authorized,
  5,392,287 outstanding at September 30,
  1994 and 5,423,341 outstanding at
  September 30, 1995                             269,614        271,167
Additional paid-in capital                     4,982,387      5,080,834
Deficit                                       (4,113,508)    (2,912,042)
                                             -----------    -----------

   Total shareholders'
     investment                                2,638,895      3,940,361
                                             -----------    -----------

Total liabilities and
   shareholders' investment                  $12,336,852    $11,666,371
                                             ===========    ===========

       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Years Ended September 30,
                                   -----------------------------------------
                                       1993          1994           1995
                                   ------------  -------------  ------------

Revenues:
   Commissions                      $40,596,868   $43,258,286    $37,027,755
   Marketing and education fees       2,696,847     3,280,146      2,933,055
   Portfolio management fees            791,764     1,680,889      3,219,574
   Facility and service fee
     from affiliate                     316,289       314,196        551,379
   Other                              1,606,049     1,753,679        938,288
                                    -----------   -----------    -----------

    Total revenues                   46,007,817    50,287,196     44,670,051
                                    -----------   -----------    -----------

Expenses:
   Commissions                       28,315,039    31,332,505     27,322,184
   General and administrative        10,846,133    13,703,952     10,810,892
   Representative development         3,289,828     4,938,127      4,526,637
   Representative recruiting            314,405       519,176        398,837
   Interest                              99,690        62,603        100,280
                                    -----------   -----------    -----------

    Total expenses                   42,865,095    50,556,363     43,158,830
                                    -----------   -----------    -----------

Net income (loss) before state
  and federal income tax              3,142,722      (269,167)     1,511,221

Provision for state and federal
  income tax                            208,000       100,734        182,220
                                    -----------   -----------    -----------

Net income (loss)                   $ 2,934,722   $  (369,901)   $ 1,329,001
                                    ===========   ===========    ===========

Net income (loss)
  per common share                        $0.52        $(0.09)         $0.22
                                    ===========   ===========    ===========

Weighted average number of
  common shares outstanding           5,392,287     5,392,287      5,406,337
                                    ===========   ===========    ===========

       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

            FOR THE YEARS ENDED SEPTEMBER 30, 1993, 1994, AND 1995


                          Shares of Stock
                            Outstanding                              Additional
                       ---------------------  Preferred   Common      Paid-in
                       Preferred    Common      Stock      Stock      Capital      Deficit        Total
                       ---------  ----------  ---------  ---------  -----------  ------------  -----------

Balance at
 September 30, 1992      250,067  5,392,287 $ 1,500,402   $269,614   $4,982,387  $(6,423,259)  $  329,144

Preferred Dividends            -           -          -          -            -     (127,535)    (127,535)

Net Income                     -           -          -          -            -    2,934,722    2,934,722
                       ---------  ----------  ---------  ---------  -----------  -----------   ----------

Balance at
 September 30, 1993      250,067   5,392,287  1,500,402    269,614    4,982,387   (3,616,072)   3,136,331
Preferred Dividends           -           -          -           -           -      (127,535)    (127,535)
Net Loss                      -           -          -           -           -      (369,901)    (369,901)
                       ---------  ----------  ---------  ---------  -----------  -----------   ----------

Balance at
 September 30, 1994      250,067   5,392,287  1,500,402    269 614    4,982,387   (4,113,508)   2,638,895

Issuance of Common
 Stock as Compensation        -       31,054         -       1,553       98,447            -      100,000

Preferred Dividends           -            -         -           -            -     (127,535)    (127,535)

Net Income                    -            -         -           -            -    1,329,001    1,329,001
                       ---------  ----------  ---------  ---------  -----------  -----------   ----------

Balance at
 September 30, 1995      250,067   5,423,341 $1,500,402   $271,167   $5,080,834  $(2,912,042) $ 3,940,361
                       =========  ========== ==========   ========   ==========  ===========  ===========

       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Years Ended September 30,
                                               -------------------------------------------
                                                   1993            1994           1995
                                               -------------  --------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                              $ 2,934,722     $  (369,901)  $ 1,329,001
 Reconciliation of net income (loss) to
  net cash provided by operating activities
   Depreciation and Amortization                    416,294         668,489       850,941
   Common stock issued as compensation                    -               -       100,000
   Writedown of non-current assets to
    net realizable value                                  -         276,153             -
   Changes in assets and liabilities
    Commissions and accounts receivable            (468,573)     (1,461,157)      350,810
    Receivable from affiliate                      (231,766)        133,245        53,611
    Prepaid expenses                               (122,762)        (93,174)      194,392
    Receivable from (payable to)
      officers and directors                         83,697         255,950      (205,400)
    Accounts payable and accrued expenses           (73,798)      1,616,162      (331,005)
    Commissions payable                             113,387         999,367      (168,704)
    Amounts due on clearing transactions         (1,034,697)       (262,460)   (1,004,344)
    Unearned revenue                                191,428          12,261      (149,385)
                                                -----------     -----------   -----------

   Net cash provided by operating
    activities                                    1,807,932       1,774,935     1,019,917
                                                -----------     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
(Additions) reductions to other assets             (484,545)       (526,711)     (390,659)
  Purchases of property and equipment              (258,326)       (407,299)      (95,145)
                                                -----------     -----------   -----------

   Net cash used for
    investing activities                           (742,871)       (934,010)     (485,804)
                                                -----------     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Preferred stock dividends                         (127,535)       (127,535)     (127,535)
 Advances on notes receivable -
  related parties                                         -      (1,503,481)   (2,315,308)
 Payments on notes receivable -
  related parties                                         -               -     1,318,512
 Payments on notes payable and
  capital lease obligations                        (920,775)       (241,103)     (219,962)
                                                -----------     -----------   -----------
   Net cash provided by (used for)
    financing activities                         (1,048,310)     (1,872,119)   (1,344,293)
                                                -----------     -----------   -----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                16,751      (1,031,194)     (810,180)

CASH AND CASH EQUIVALENTS,
 beginning of year                                5,207,683       5,224,434     4,193,240
                                                -----------     -----------   -----------
CASH AND CASH EQUIVALENTS,
 end of year                                    $ 5,224,434     $ 4,193,240   $ 3,383,060
                                                ===========     ===========   ===========


       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)   Organization and Summary of Significant Accounting Policies

(a) Organization - H.D. Vest, Inc. (the "Company") is a Texas corporation formed in December, 1986 to manage the various financial services arms of the H.D. Vest Financial Services group. Through its wholly-owned subsidiaries, the Company provides financial services through tax and accounting professionals. The Company's services are designed to assist in making individual tax and accounting professionals financial service centers for their clients.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated.

(b) Cash and Cash Equivalents - Included in cash and cash equivalents are cash balances and highly liquid investments with an original maturity of three months or less.

(c) Property and Equipment - Property and equipment is stated at cost and is depreciated by the straight-line method using estimated useful lives ranging from five to six years. At September 30, 1994 and 1995, property and equipment consisted of:

                                                          September 30,
                                                    --------------------------
                                                        1994          1995
                                                    ------------  ------------
   Leasehold improvements                           $   124,530   $   127,073
   Computer equipment                                 1,473,912     1,593,035
   Furniture and fixtures                             1,084,414     1,154,412
   Telephone equipment                                  293,524       303,858
   Other                                                 35,280        35,280
    Less accumulated depreciation
    and amortization                                 (1,409,087)   (1,924,547)
                                                    -----------   -----------
   Total property and equipment, net                $ 1,602,573   $ 1,289,111
                                                    ===========   ===========

(d) Amounts Due on Clearing Transactions - The Company remits customer funds on certain clearing transactions on a settlement date basis rather than on a trade date basis. Under the settlement date basis of remittance, the Company holds customer funds from the trade date until the time at which the trades are cleared by the product sponsor (not to exceed three business days). During fiscal 1995, an industry wide regulatory action changed the clearing time from five days to three days.

(e) Revenue Recognition - Commission revenue and related commission expense are recognized on a trade date basis. The Company charges its Representatives licensing renewal processing fees. These fees are unearned until the first quarter of each fiscal year. Marketing and education fees are charged to various product wholesalers, the Company's Registered Representatives, and new licensees for Company-sponsored educational seminars and materials. Portfolio management fees represent fee-based revenues and are recognized based on the value of client investment balances during the period.

(f) Representative Development - Representative development expenses consist of incremental salaries, office expenses, telephone expenses, educational events and promotional expenses directly related to training Registered
Representatives.

(g) Representative Recruiting - Representative recruiting expenses represent the incremental costs incurred by the Company to recruit potential Registered Representatives. Recruiting expenses include certain salaries, office expenses, referral incentive programs, advertising, direct mail and telemarketing costs.

(h) Income Taxes - Deferred income taxes are provided for temporary differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred taxes are recorded based upon enacted tax rates anticipated to be in effect when the temporary differences are expected to reverse.

(i) Net Income (Loss) per Common Share - Net income (loss) per common share is based on the weighted average number of shares issued and outstanding during each period presented.

(j) Supplemental Cash Flow Information - Cash interest payments for the years ended September 30, 1993, 1994 and 1995 were $106,205, $62,603 and $100,280 respectively. During the fiscal years ended September 30, 1993, 1994 and 1995 the Company acquired assets through capital leases amounting to $6,171, $597,093, and $106,853 respectively.

2)   401(k) Retirement Plan

In March 1993, the Company formed a 401(k) retirement plan for eligible employees. To be eligible for the plan an employee must be employed on a continuous full time basis for one year and work a minimum of 40 hours per week. The Company matches contributions made by employees at a rate of 20%, up to an annual limit of $1,848 per employee. Company contributions to the plan for the fiscal years ended September 30, 1993, 1994 and 1995 were $16,628, $29,077 and $46,568 respectively.


3)   Notes Payable

In July 1995, the Company entered into a line of credit with a bank under which the Company may borrow up to a maximum of $500,000. The line bears interest, payable monthly, at prime plus 1% (9.50% as of September 30, 1995). The line is secured by a $250,000 Certificate of Deposit held by H.D. Vest Investment Securities, Inc. ("HDVIS"). Additionally, the Company's two largest shareholders have pledged a portion of their holdings as collateral for the line. The line of credit is intended for working capital purposes and expires February 1, 1996. At September 30, 1995, no amount had been drawn against the line.


4)   Commitments and Contingencies

(a) Leases - The Company leases its office space and certain office equipment under lease agreements which qualify as operating leases. The Company also leases certain office equipment under certain lease agreements which qualify as capital leases. At September 30, 1994 and 1995 the capitalized basis of the leases included in property and equipment was approximately $1,071,586 and $1,162,857 and accumulated amortization applicable to the leased equipment was approximately $306,533 and $525,975 respectively. Future minimum lease payments under operating lease commitments with initial or noncancellable terms in excess of one year and under capital lease obligations as of September 30, 1995, are as follows:

                                   Capital   Operating
                                   Leases      Leases
                                  ---------  ----------

Year ended September 30:
             1996                  $268,362  $  793,427
             1997                   222,352     789,560
             1998                   172,625     558,433
             1999                   107,181      31,893
             2000                     1,150      12,446
                                   --------  ----------

Total minimum lease payments        771,670  $2,185,759
                                             ==========
Less amount representing interest   135,669
                                   --------
Present value of net minimum
   capital lease payments           636,001

Less current installments
   included in payable              205,262
                                   --------
Obligations under capital
   leases, excluding current
   installments                    $430,739
                                   =========

Rent expense for the years ended September 30, 1993, 1994 and 1995 was approximately $583,325, $552,463 and $594,756 respectively. The future minimum rental payments under the current leases are as follows: 1996 - $684,081; 1997
- $696,966; and 1998 - $481,824.

(b) Litigation and Contingencies - During the fiscal year ended September 30, 1994, the Securities and Exchange Commission (SEC) began an investigation of the Company's wholly-owned broker-dealer subsidiary, H.D. Vest Investment Securities, Inc. (HDVIS), relating to the activities of a former Representative. In July 1995, concurrent with an administrative proceeding instituted against HDVIS, the SEC and HDVIS entered into a settlement agreement. Pursuant to the settlement agreement, HDVIS (i)paid a monetary sanction of $50,000 and
(ii)agreed to modify its supervisory and compliance procedures in accordance with the recommendations of an independent consultant retained by the Company.

Additionally, during fiscal 1994, in connection with the matter described above, a group of clients of the former Representative commenced a civil action against HDVIS and the former Representative alleging violations of securities laws, fraud, conversion and related causes of action. In June 1995, the

Company paid for the benefit of the plaintiffs, approximately $450,000 as reimbursement of what the Company believes represents actual out-of-pocket losses, plus interest. The Company believes a fidelity bond issued in favor of HDVIS will cover actual out-of-pocket losses, up to an aggregate of $250,000 incurred by the plaintiffs. The plaintiffs seek an additional amount of actual and punitive damages, some of which they allege are related to their actual economic losses. HDVIS is vigorously contesting the plaintiffs' right to recover any of these additional alleged damages. As of September 30, 1995, the Company has accrued approximately $139,400, net of the fidelity bond, related to legal expenses and costs associated with expert consultants.

The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated.

Management believes, based on the advice of legal counsel responsible for such matters, that these actions, when finally concluded and determined, will not, in the opinion of management, have a material adverse effect upon the financial position of the Company.


5)  Severance Agreements

In April 1994, an Executive Vice President resigned her position with the Company. The Company and the officer entered into a severance agreement that provided for the payment of severance of $16,667 per month commencing on May 1, 1994 and continuing for 30 months, in exchange for an agreement restricting the use of Company materials and information for a period of 48 months. Subsequent to September 30, 1994, the former officer rejoined the Company as President. In connection with the officer's return, the Company and the officer agreed to terminate the severance agreement. In December 1994, the Company credited the remaining amount of $381,331 to general and administrative expenses. In October 1995, the Company granted the officer a medical leave of absence, discontinued monthly payments and monthly stock awards under her existing employment agreement, and agreed to pay her $16,600 per month until the earlier of October 1, 1996 or when the officer resumes her normal duties with the Company. Upon her return, compensation to the officer would resume under her existing employment agreement.

In June 1994, an Executive Vice President resigned his position with the Company. The Company and the former officer entered into a severance agreement that provided for the payment of severance of $16,667 per month commencing on September 15, 1994 and continuing for 30 months, in exchange for an agreement restricting the use of Company materials and information for a period of 48 months.

In connection with these agreements the Company charged $1,000,000 to general and administrative expense during the fiscal year ended September 30, 1994. The related liabilities at September 30, 1994 and 1995 were $883,331 and $283,329, respectively.


6)  Shareholders' Investment

In September 1991, the Company issued 166,667 shares of non-voting Series A Convertible Preferred Stock at a price of $6.00 in exchange for $1,000,002 in principal amount on a note payable to a financial services company. The Company issued an additional 83,400 shares on non-voting Series A Preferred Stock at a price of $6.00 in exchange for $500,400 in cash to a second financial services company. The Company's preferred stock pays a dividend at an annual rate of 8.5% and is payable quarterly. The preferred stock is callable by the Company and convertible by the preferred stockholder based on terms detailed in the offering agreement. During each of fiscal 1993, 1994, and 1995, dividends of $127,535 ($0.51 per share) were declared and paid.

The Company sold 70,000 warrants (net of now expired A and B warrants) to the Underwriter for $100. The exercise price for the warrants is $6.60 per share and the warrants will be exercisable at any time during the four-year period commencing October 4, 1992. The warrants contain certain demand and piggyback registration rights as defined. The warrants are protected against dilution upon the occurrence of certain events. The warrants issued to the Underwriter may not be transferred or assigned except to officers or shareholders of the Underwriter. These warrants were registered pursuant to the Underwriter's agreement in amendment number two to Form S-1 filed in May, 1995.


7)   Net Capital Requirements

The Company's main operating subsidiary, H.D. Vest Investment Securities, Inc. ("HDVIS") is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. Minimum net capital can never be lower than $250,000 or 6 2/3% of aggregate indebtedness, whichever is greater.

HDVIS had net capital, required net capital, and excess net capital for the years ended September 30, 1993, 1994, and 1995, as follows:

                           1993          1994       1995
                        -----------  ----------- -----------
Net capital              $1,203,249   $1,299,003 $ 1,449,906
Required net capital        252,157      293,682     250,000
                         ----------   ---------- -----------
Excess net capital       $  951,092   $1,005,321 $ 1,199,906
                         ==========   ========== ===========

8)   Related-Party Transactions

The Company has an agreement with Herb D. Vest (majority shareholder) for management services to the Company. During April 1994, the Company amended the agreement with Herb D. Vest and provided for a management fee of $500,000 per year plus an annual bonus based on the Company's performance related to revenue and net income goals established by the Board of Directors. The annual bonus for fiscal 1995, ranged from $0 to $500,000. No bonus was accrued or paid under the amended plan for the fiscal year ended September 30, 1994 or 1995. A bonus of $88,778 was paid during fiscal 1994 related to a previous plan. Management fees under these agreements were $830,000, $632,528 and $500,000 for the years ended September 30, 1993, 1994 and 1995, respectively.

During April 1994, the Company entered into an agreement to provide Herb Vest an unsecured revolving line of credit in an amount not to exceed $1,000,000. The terms of the agreement require an annual payment to be made on November 30, of each year equal to one-seventh of the then outstanding principle plus accrued interest. The final payment of all outstanding principal and accrued interest shall be due and payable on or before November 30, 2001. The agreement bore interest on unpaid principal balances at the margin interest rate as of August 31, 1994(6.5%), as quoted by National Financial Services Corporation, the Company's clearing firm, on the first day of the month and interest on matured unpaid amounts at an annual rate of 10%. Effective September 1, 1994, the Company amended the agreement to provide Mr. Vest with a revolving line of credit not to exceed $2,000,000, collateralized by Mr. Vest's unrestricted Company common stock in an amount equal to the unadjusted current balance of the line of credit based on the stock's current ask price. The effective interest rate of the amended agreement is 11%. At September 30, 1995, Mr. Vest had drawn $2,000,000 in principal against the line of credit. The Company has recorded $186,355 of accrued interest on this line.

During fiscal 1994, the Company modified Ms. Howard-Vest's consultant contract to receive $16,667 per month pursuant to the agreement. For the years ended September 30, 1994 and 1995, fees under this agreement totaled $200,000 each.

During May 1994, the Company entered into an agreement to provide Barbara Howard-Vest a revolving line of credit in an amount not to exceed $350,000, collateralized by 100,000 shares of Ms. Howard-Vest's unrestricted Company stock. The terms of the agreement require an annual payment be made on November 30 of each year equal to one-seventh of the then outstanding principal balance plus accrued interest. The final payment of all outstanding principal; and accrued interest shall be due and payable on or before November 30, 2001. The agreement bore interest on unpaid principal balances at the margin interest rate as of August 31, 1994(6.5%), as quoted by National Financial Services Corporation, the Company's clearing firm, on the first day of the month and interest on matured unpaid amounts at an annual rate of 10%. Effective September 1, 1994, the Company amended the agreement to provide Ms. Howard-Vest with a revolving line of credit not to exceed $700,000, collateralized by Ms. Howard-Vest's unrestricted Company stock in an amount equal to the unadjusted current balance of the line of credit based on the stock's current ask price. The effective interest rate of the amended agreement is 11%. At September 30, 1995, Ms. Howard-Vest had drawn $296,116 in principal against the line of credit. The Company has recorded $7,807 of accrued interest on this line.

The Company entered into a Facilities and Services Agreement, effective January 1, 1987, with H.D. Vest Insurance Services ("HDVIns"), a sole proprietorship operated by Mr. Vest. Under the terms of this agreement, the Company provides HDVIns certain management and other services. The Company has charged HDVIns $316,289, $314,196, and $551,379, for the years ended September 30, 1993, 1994, and 1995, respectively. As of September 30, 1995, the Company had a receivable of approximately $98,929 from HDVIns.


9)  State and Federal Income Taxes

Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes. This standard requires that the financial impact of changes in the tax laws on deferred tax assets be recorded as an adjustment to current period earnings in the period when adopted. The cumulative effect of adopting SFAS No. 109 at October 1, 1993 was not material.

Income tax expense consisted of the following components:

                                   September 30,
                          -------------------------------
                           1993        1994        1995
                          -------     -------     -------
Current:
     Federal             $  54,500   $   2,914   $  14,220
     State                 153,500      97,820     168,000

Deferred:
     Federal                 -           -           -
     State                   -           -           -
                         ---------   ---------   ---------
                         $ 208,000   $ 100,734   $ 182,220
                         =========   =========   =========

The effective income tax rate differs from the statutory federal income tax rate for the following reasons:


                             September 30,
                        -----------------------
                         1993    1994     1995
                        ------  -------  ------
Statutory rate           34.0%   (34.0)%  34.0%
State taxes, net of
      Federal             4.9     36.4    11.1
Fines and penalties       0.0     25.3    (3.4)
Other                     1.1     14.9    (3.5)
Alternative minimum
      taxes               1.7      1.1     0.9
Nondeductible net
      operating loss      0.0      0.0     0.0
Utilization of net
      operating loss
      carryforward      (35.1)    (6.3)  (27.0)
                        -----     ----   -----
Effective rate            6.6%    37.4%   12.1%
                        =====     ====   =====

The following table presents the components of the net deferred tax asset:

                                                               October 1,      Deferred Expense      September 30,
                                                                  1994             (Benefit)              1995
                                                               -----------     -----------------     --------------
Accrued severance                                             $   272,000             $ 175,668          $  96,332
Depreciation                                                      (90,693)               13,708           (104,401)
Unearned Revenue                                                  153,481                66,300             87,181
Other                                                              49,739               (40,979)            90,718
Alternative minimum tax credit carryforward                        83,462               (17,025)           100,487
Net operating loss carryforward                                   642,590               394,054            248,536
                                                              -----------             ---------          ---------
                                                                1,110,579               591,726            518,853
Valuation allowance                                            (1,110,579)             (591,726)          (518,853)
                                                              -----------             ---------          ---------
Net deferred tax asset                                        $         -             $       -          $       -
                                                              ===========             =========          =========

The Company's tax effected net temporary differences result in a deferred tax asset reflecting a benefit expected to be utilized in the future. However, the Company has recorded a 100% valuation allowance against this asset. Management currently estimates that it is more likely than not that no future benefit will be received from this asset due to historical fluctuations in net income.

As of September 30, 1995, the Company had net operating loss carryforwards of approximately $731,000, which will begin to expire in 2007 if not utilized earlier. As of September 30, 1995, the Company has alternative minimum tax credit carryforwards available of approximately $100,487, which are available as a credit against future regular income taxes payable.


10)   Stock Option Plans

The Company has a nonqualified stock option plan for all employees. The Company has reserved 800,000 shares of common stock for the plan. The option price at the date of grant cannot be less than the fair market value of the common stock at that date. As of September 30, 1995, 142,257 options had been granted under the plan at an exercise price of $8.50 per share. No stock options were exercisable at September 30, 1995, nor were any exercised during the year ended September 30, 1995.

During the fiscal year ended September 30, 1992, the Company issued 460,000 stock options to certain officers and advisors to the board of directors. 380,000 of these options remain outstanding as of September 30, 1995. The exercise price on the majority of the options is $5.00 (which was the fair market value of the Company stock at the date of grant). At September 30, 1995, no options had been exercised.

In November 1992, the Company resolved that each independent director would receive stock options of 2,000 shares of common stock to be exercisable at the price of the common stock on the date of issuance and to be issued quarterly to the independent directors. At September 30, 1995, 22,000 options have been issued and remain outstanding.


11)   Deferred Compensation Plan

In July 1995 the Company began accepting contributions for the Deferred Compensation Plan ("the Plan") for its Representatives. Pursuant to the Plan, Representatives may forego current compensation, thus postponing recognition of income otherwise currently taxable, and subsequently receive the deferred compensation plus a Company matching contribution as defined in the Plan. Amounts deferred as of September 30, 1995 were approximately $73,000.

Matching contributions of amounts deferred under the Plan must be accrued as additional commission expense on a straight-line basis from the period deferred until the Representative is paid the deferral amount and matching contribution. Accordingly, participation in the Plan by Representatives will have the effect of increasing commission expense in the years in which commissions are earned and deferred by participants. Such increases in commission expense will have an adverse effect on the net income of the Company. To the extent that Representatives elect to defer receipt of compensation under the Plan, such compensation will ultimately be paid to the participant in the form of cash. Matching contributions accrued for the fiscal year ended 1995 approximated $1,000.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosures
----------------------


None.

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The following table provides certain information about each of the Company's and its subsidiaries' current members of the board of directors and officers.

Name                            Age        Position with the Company
------------------              ---        ------------------------------

Herb D. Vest                     51        Chairman of the Board of
                                            Directors and Chief Executive
                                            Officer

Barbara Howard-Vest              49        Board of Directors

Kenneth E. Reynolds              67        Board of Directors

Jack B. Strong                   65        Board of Directors

Jerry M. Prater                  53        Board of Directors

Phillip W. Mayer                 54        Board of Directors

Lynn R. Niedermeier              42        Board of Directors/President

Shannon A. Soefje                36        Senior Vice President/Corporate
                                           Secretary

W. Ted Sinclair                  31        Vice President/CFO


Key Employees

Herb D. Vest, Chairman of the Board of Directors and Chief Executive Officer. Prior to assuming his present position with the Company and HDVIS in June 1983, Mr. Vest practiced public accounting and financial planning for ten (10) years as the sole proprietor of Herb D. Vest, CPA. Prior to June 1983, Mr. Vest was also registered with a National Association of Securities Dealers firm. He was a principal with that firm and managed a branch office. Mr. Vest is a Certified Public Accountant, Certified Financial Planner, Chartered Financial Analyst, Certified Fund Specialist, Chartered Life Underwriter, Registered Health Underwriter, Chartered Financial Consultant, Accredited Personal Financial Specialist and Certified Employee Benefit Specialist. He holds certificates in Management Accounting and Estate Planning & Taxation. He holds a Masters of Science Degree in Taxation from Texas Tech University. He is a National Association of Securities Dealers General Securities Principal, Registered Options Principal, Municipal Securities Principal, and Financial and Operations Principal. He is a licensed real estate broker and licensed life, health and accident insurance agent as well as a master fellow of the International Society for Philosophical Inquiry. Mr. Vest is also a registered representative of Hartford Equity Sales which is located in Dallas, Texas. Following graduation from college in 1966, Mr. Vest served as an infantry officer in the U.S. Army, including two (2) tours of duty in Vietnam. He has served as a lecturer at local colleges and universities including the University of Texas at Arlington and the Seminar for Financial Analysts held at the University of Windsor, Ontario. He is also a member of the American Institute of Certified Public Accountants and the Texas Society of CPAs. Additionally, Mr. Vest has written on international trade, taxation, portfolio management and the financial services profession for such publications as Global Custodian, Business Mexico, Personal
                                    ----------------  ---------------  --------
Financial Planning, Accounting Today, CFP Today, Real Estate Securities &
------------------  ----------------  ---------  ------------------------
Capital Markets, and the Dallas Business Journal.
---------------          -----------------------


Barbara Howard-Vest, Board of Directors and co-founder of the Company. She has been involved in every phase of developing the Company. Her responsibilities include expanding the Company's Representative force and developing Representative services. Ms. Howard-Vest was integrally involved in Herb Vest's private CPA practice for ten years in Irving, Texas and now is an independent consultant to the Company. She is qualified to speak on many facets of practice development for the tax and financial professional. Image building, goal setting, referral development and employee training are just a few of the topics in Ms. Howard-Vest's speaking repertoire. She is also a featured columnist for Accounting Today. Ms.
                                                 ----------------
Howard-Vest is active in many national and local professional organizations and is a dedicated Company Representative for the community and political affairs. She holds a master's degree from Texas Tech University and is a member of Mensa. She holds a real estate license, a Group I Life Insurance license, and is an NASD General Securities Principal. Ms. Howard-Vest is also a member of the Texas Womans Alliance and Sales and Marketing Executives associations.

Kenneth E. Reynolds, Board of Directors. He started his Norman, Oklahoma-based Certified Public Accounting practice in 1965. He is past Chairman of the Personal Financial Planning Committee of the Oklahoma Society of CPA's and past President of the Norman Chapter of the Oklahoma Society of CPA's. Also, Mr. Reynolds serves on the Arthur Andersen LLP A-plus Tax User Advisory Committee. He became a registered Representative of the Company in 1987 and became a Director of the Company in fiscal year 1993.

Jack B. Strong, Board of Directors. He was elected to the Texas State Senate in 1962, where he served until his retirement in 1971. After leaving the Senate, he has served on various state committees, boards and commissions, including chairing Lt. Governor Hobby's Blue Ribbon Committee on Ethics Reform, the Regional Medical Program of Texas, and the Texas State Board of Education, and currently serves on the Interstate Oil Compact Commission. Mr. Strong serves as President of Texas-based General Equities, Inc. and Strongworth, Inc. From January 1992 to January 1993, Mr. Strong served as an advisor to the Company's Board. He has been a Director of the Company since fiscal year 1993.

Jerry M. Prater, Board of Directors. He has been a practicing Certified Public Accountant since 1983. He has held positions with agencies of the U.S. Department of Defense, Continental Electronics Mfg.Co., Hill & Wilkinson and Quazon Corporation, prior to founding his own Dallas, Texas-based public accounting practice in 1983. Mr Prater was elected to the Board of Directors of the Company in 1994.

Phillip W. Mayer, Board of Directors. He has held a variety of command and staff positions as an Infantry Officer in the United States Army prior to his retirement in 1982. Mr. Mayer holds two master's degrees and was designated a Certified Public Manager by the Arizona State University Advanced Public Executive Program in 1990. Since 1985, he has worked in the corrections profession as a Program Manager and Director of Staff Training. He currently serves as a Staff Training Manager for the Santa Clara County Department of Correction, San Jose, California. Mr. Mayer was elected to the Board of Directors of the Company in 1994.

Lynn R. Niedermeier, Board of Directors/President. As of November 1994, Ms. Niedermeier rejoined the Company as President. She held the position of Executive Vice President of H.D. Vest, Inc. from February 1993 until her resignation in April 1994. From 1987 - 1993, she was the Company's Vice President of Marketing responsible for managing sales, marketing, recruiting and educational programs. In October 1995, the Company granted Ms. Niedermeier a medical leave of absence. Ms. Niedermeier is a Certified Public Accountant and was a Manager of Arthur Andersen LLP prior to joining H.D. Vest. Ms. Niedermeier is a former City Councilwoman for Grapevine, Texas. She was elected to the Board of Directors of the Company in 1994.

Shannon A. Soefje, Senior Vice President/Corporate Secretary. Ms. Soefje was employed by the Company in 1990. In fiscal 1995, she was promoted to Senior Vice President and is responsible for the management of corporate resources which includes the strategic design and implementation of promotional campaigns and the development of corporate and Representative marketing materials. She has held other management positions in the Company including the following departments: Operations, Compliance, Licensing, Recruiting and Research departments. Since 1977, Ms. Soefje has worked for various investment firms. She is a Certified Funds Specialist, General Securities Principal, Registered Options Principal, Municipal Securities Principal, and Financial and Operations Principal.

W. Ted Sinclair, Vice President/Chief Financial Officer. Mr. Sinclair was employed by the Company in fiscal 1987 and was promoted to Vice President in fiscal 1993. He is responsible for the management of the Company and financial, tax and management reporting and budgeting. Mr. Sinclair previously served as Controller and was responsible for coordinating and controlling all financial reporting and tax activities. He graduated from the University of North Texas with a bachelor of science degree in Accounting. He is a Certified Public Accountant, Certified Management Accountant, Certified Financial Planner, and a Certified Fund Specialist. He is a General Securities Representative, General Securities Principal, Registered Options Principal, Municipal Securities Principal, and Financial and Operations Principal.

Item 11.  Executive Compensation
--------------------------------

The following table sets forth all remuneration earned in salary and bonus in the current year to the Chief Executive Officer, the highest paid members of the Board of Directors, Officers and Senior Managers each receiving in excess of $100,000.

                                               Summary Compensation Table
---------------------------------------------------------------------------------------------------------------
Name & Principal            Fiscal                               Restricted          Stocks            Other
Position                     Year      Salary       Bonus       Stock Awards       Options(1)      Compensation
---------------------------------------------------------------------------------------------------------------
Herb Vest                    1995     $500,000           -             -               -            $ 20,766
Chairman of the              1994      543,750     $88,778             -               -               7,200
Board of Directors           1993      830,000           -             -               -               7,200
and Chief Executive
Officer(2)(4)

Barbara Howard-Vest          1995            -           -             -               -            $218,937
Director and                 1994            -           -             -               -             207,200
Consultant                   1993            -           -             -               -             175,800

Lynn R. Niedermeier          1995     $245,834           -      $100,000               -            $ 86,004
Director/President(3)        1994      224,361           -             -               -               6,668
                             1993      176,667           -             -               -                   -

Roger Ochs (5)               1995     $107,000           -             -               -                   -
Director of Marketing        1994            -           -             -               -                   -
                             1993            -           -             -               -                   -
---------------------------------------------------------------------------------------------------------------

1) All key employees are covered under a stock option plan (See "Management Stock Options" and "Certain Transactions - Stock Options").

2) See Management Agreements for a description of the terms of Mr. Vest's current management agreement.

3) Resigned as officer in April, 1994. Presently is a member of the Board of Directors and President of the Company. In October 1995, the Company granted Ms. Niedermeier a medical leave of absence.

4) Paid pursuant to management agreement in effect prior to April 1994 amended agreement.

5) Compensation below disclosure requirement in prior years.

Executive Officer Compensation Plan

During April 1994, the Board of Directors of the Company adopted an Executive Officers Compensation Plan. The purpose of the Executive Officers Compensation Plan is to provide additional compensation to a select group of management employees of the Company in order to motivate and retain them, as well as to provide them an incentive to guide the Company in attaining higher revenue goals. The Company will provide this additional compensation under the Executive Officers Compensation Plan in the form of salary, restricted stock, incentive cash, and restricted stock bonuses, as well as severance and change-in-control benefits.

As an unfunded plan of deferred compensation, it is administered by the Chief Executive Officer of the Company, who is presently Herb D. Vest. Eligibility to participate in the Executive Officers Compensation Plan is determined in the sole and absolute discretion of the Company, which establishes eligibility provisions of the officers Plan which it may change at any time in its sole and absolute discretion.

Currently, to be eligible to participate in the Executive Officers Compensation Plan, the individual must be an executive employee of the Company, have completed at least two (2) full years of service with the Company, and be part of a select group of management employees as designated by the Board of Directors of the Company. The individual employee must also sign an Officers Deferred Compensation Agreement and an Officer Agreement as a condition precedent to becoming a participant in the Executive Officers Compensation Plan.

Under the Restricted Stock portion of the Executive Officers Compensation Plan, a number of shares of restricted stock is determined by the Chief Executive Officer of the Company as allocable to a particular participant. This restricted stock is credited to the participant's account and will be vested and distributable upon the first to occur of the following events: (1) Long term disability, death of the participant or attaining the preselected Deferral Date; or (2) The date of a "change-in-control" of the Company (as that term is defined in the officers Plan). No stock was earned under the Executive Officers Compensation Plan for the fiscal year ended September 30, 1995. Under the Executive Officers Compensation Plan, the Board of Directors also annually sets three revenue goals - a threshold, target, and maximum goal. If attained, the revenue goals will generate a set cash bonus for the participant, payable unless certain losses are also incurred.

In addition, bonus stock will be credited to participants' accounts in the form of restricted stock on the basis of the Company's attaining three year cumulative revenue goals. Each year these goals are set by the Board of Directors for the upcoming three years and are based in part on the previous years goals that consist of a threshold, a target, and a maximum cumulative revenue goal. Upon attaining one of these goals, bonus stock credited in the form of restricted stock to the participant's plan vests and will become distributable only upon retirement, long term disability, or death of the participant, or the date of a "change-in-control" of the Company (as that term is defined in the Executive Officers Compensation Plan). No awards were earned under the officers plan in 1994 or 1995.


Stock Options

The Board of Directors of the Company adopted a Stock Option Plan as of October 1, 1987, in order to attract, retain, motivate, and encourage stock ownership by employees, officers and directors of the Company and its subsidiaries.

The Stock Option Plan is administered by a stock option committee
("Committee"), appointed by the Chief Executive Officer, consisting of one to three members. The members of the Committee shall be eligible to receive options under the Stock Option Plan.

The Committee currently consists of one member, Herb D. Vest. Options granted under the Stock Option Plan are not intended to qualify as Incentive Stock Options under Section 422a of the Internal Revenue Code of 1986, as amended from time to time. The Company has reserved up to 800,000 shares of its common stock for options under the Stock Option Plan. The options must be paid in cash, unless otherwise permitted by the Committee. The exercise price of any options granted in the future will not be less than 100% of the fair market value of the common stock on the date of grant.

The Committee, at the direction of the Chief Executive Officer, may amend, modify or terminate the Stock Option Plan provided; however, no action of the Committee, without approval of the Chief Executive Officer and the shareholders of the Company may:

(a) Increase the total number of shares covered by the Stock Option Plan.

(b) Change the manner for determining the option price.

(c) Shorten the period which must lapse before options are eligible to be exercised.

(d) Permit options to be granted which expire beyond the period provided in the Stock Option Plan.

(e) Withdraw administration of the Stock Option Plan from the Committee.

(f) Permit granting of options at less than the option price.

Anti-dilution provisions in the Stock Option Plan provide for adjustment of the Option exercise price and the number of shares of common stock issuable upon exercise to prevent dilution of their value upon the occurrence of certain events.

Options covering 191,497 shares were granted at an option price of $8.50 per share as of October 1, 1987 to employees; 142,257 of these options remain outstanding as of September 30, 1995.

During 1992, options covering 460,000 shares were granted at an option price of $5.00 per share to employees and certain advisors to the Company's Board of Directors. 380,000 of these options remain outstanding as of September 30, 1995.

In November 1992, the Company resolved that the independent directors receive stock options for 2,000 shares of common stock to be exercisable at the price of the common stock on the date of issuance and to be issued quarterly to the independent directors. At September 30, 1995, 22,000 options have been issued and remain outstanding.

As a result of the foregoing, options covering 270,748 shares of common stock, with exercise price ranging from $5.00 to $8.50 per share have been issued to officers of the Company. The following table provides information with respect to the named officers concerning the exercise of options during the last fiscal year ending September 30, 1995:

                         Aggregated Option Exercises in Last Fiscal Year
                              End and Fiscal Year End Option Values

------------------------------------------------------------------------------------------------------------------------------------

                                 Shares                            Value of Unexercised,
                                Acquired                     Number of Unexercised Options Held       In-The-Money Options Fiscal
                                Through                             At  Fiscal Year End                      Year End (1,2)
           Name                 Options          Value       ----------------------------------       ------------------------------
                               Exercised       Realized       Exercisable       Unexercisable         Exercisable      Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
Herb Vest                           -              -           100,000              45,148                -                  -
Barbara Howard-Vest                 -              -              -                 45,148                -                  -
Lynn R. Niedermeier                 -              -            75,000               3,996                -                  -
Wesley T. Sinclair                  -              -              -                  1,456                -                  -

(1) Represents the difference between the closing price of the Company's common stock on September 30, 1995 and the exercise price of the options.

 (2) The current fair market value of the stock at September 30, 1995 was below the option exercise price.



Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The following information is furnished as of September 30, 1995, to indicate beneficial ownership by each director, certain executive, individually and directors of the Company, as a group, of shares of the Company's Common stock.

OWNER                    # OF SHARES OWNED   % OF SHARES
---------                -----------------   -----------
Herb D. Vest (1)             2,544,255            47%

Barbara Howard-Vest (1)      1,519,746            28%

Lynn R. Niedermeier             41,087             *

Jerry Prater                     2,000             *

Kenneth E. Reynolds                550             *

Shannon A. Soefje                  336             *

Jack B. Strong                     100             *

W. Ted Sinclair                     25             *

*  Less than one percent.

(1) Herb D. Vest and Barbara Howard-Vest have escrowed substantially all of their stock, including shares pledged on outstanding lines of credit, with an independent escrow agent in order to meet certain conditions required by the State of Texas under a previous Form S-18 registration statement. The escrowed shares will be eligible for release provided certain specified conditions, regarding net income requirements, are met. If no stock has been released pursuant to the net income requirements, then commencing in 1994, 20% of the escrowed shares shall be released each subsequent year.

Based upon the Company's review of Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Section 16 of the Securities Exchange Act of 1934, all of such forms were filed on a timely basis by reporting persons.



Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

Management Agreements

The Company has an agreement with Herb D. Vest (majority shareholder) for management services to the Company. During April 1994, the Company amended the agreement with Herb D. Vest and provided for a management fee of $500,000 per year plus an annual bonus based on the Company's performance related to revenue and net income goals established by the Board of Directors. The annual bonus for fiscal 1995, ranged from $0 to $500,000. No bonus was accrued or paid under the amended plan for the fiscal year ended September 30, 1994 or 1995. A bonus of $88,778 was paid during fiscal 1994 related to a previous plan. Management fees under these agreements were $830,000, $632,528 and $500,000 for the years ended September 30, 1993, 1994 and 1995, respectively.

During fiscal 1994, the Company modified Ms. Howard-Vest's consultant contract to receive $16,667 per month pursuant to the agreement. For the years ended September 30, 1994 and 1995, fees under this agreement totaled $200,000 each.


H.D. Vest Insurance Services

H.D. Vest Insurance Services ("HDVIns") is a sole proprietorship owned by Herb
D. Vest. HDVIns general insurance agency appoints Representatives with various insurance companies to enable them to sell insurance products to their clients. The Company, in accordance with the terms of a facilities and services agreement, provides certain management and other services to HDVIns and is paid a fee for these services. The value of these services, for fiscal year ended 1995, has been determined based on the prorata portion of certain relevant expenses as a percentage of HDVIns revenues to total consolidated revenues. To the extent the Company renders services to HDVIns for which it is not compensated; such action could constitute a conflict of interest since Mr. Vest is both the majority shareholder and Chairman of the Board of Directors of the Company.

The services provided are as follows:

Management, accounting, referral data base, client tracking services, solicitation, tracking of renewal policies of insurance, collection of premiums and commissions, processing of insurance transactions, payment of salaries and other expenses, cost of recruiting, training and reporting to agents and other services as deemed appropriate by the Company. In accordance with this agreement the Company has charged HDVIns $316,289, $314,196 and $551,379 for the years ended September 30, 1993, 1994, and 1995 respectively, for management services rendered.


Lines of Credit

During April 1994, the Company entered into an agreement to provide Herb Vest an unsecured revolving line of credit in an amount not to exceed $1,000,000.
The terms of the agreement require an annual payment to be made on November 30, of each year equal to one-seventh of the then outstanding principal balance plus accrued interest. The final payment of all outstanding principal and accrued interest shall be due and payable on or before November 30, 2001. The agreement bore interest on unpaid principal balances at the margin interest rate as of August 31, 1994 (6.5%), as quoted by National Financial Services Corporation, the Company's clearing firm, on the first day of the month and interest on matured unpaid amounts at an annual rate of 10%. Effective September 1, 1994, the Company amended the agreement to provide Mr. Vest with a revolving line of credit not to exceed $2,000,000, collateralized by Mr. Vest's unrestricted Company common stock equal to the unadjusted current balance of the line of credit based on the stock's current ask price. The effective interest rate of the amended agreement is 11%. At September 30, 1995, Mr. Vest had drawn $2,000,000 in principal against the line of credit. The Company has recorded $186,355 of accrued interest on this line.

During May 1994, the Company entered into an agreement to provide Barbara Howard-Vest a revolving line of credit in an amount not to exceed $350,000, collateralized by 100,000 shares of Ms. Howard-Vest's unrestricted Company common stock. The terms of the agreement require an annual payment be made on November 30 of each year equal to one-seventh of the then outstanding principal balance plus accrued interest. The final payment of all outstanding principal and accrued interest shall be due and payable on or before November 30, 2001. The agreement bore interest on unpaid principal balances at the margin interest rate as of August 31, 1994 (6.5%), as quoted by National Financial Services Corporation, the Company's clearing firm, on the first day of the month and interest on matured unpaid amounts at an annual rate of 10%. Effective September 1, 1994, the Company amended the agreement to provide Ms. Howard-Vest with a revolving line of credit not to exceed $700,000, collateralized by Ms. Howard-Vest's unrestricted Company common stock equal to the unadjusted current balance of the line of credit based on the stock's current ask price. The effective interest rate of the amended agreement is 11%. At September 30, 1995, Ms. Howard-Vest had drawn $296,116 in principal against the line of credit. The Company has recorded $7,807 of accrued interest on this line.


Severance Agreements

In April 1994, an Executive Vice President resigned her position with the Company. The Company and the officer entered into a severance agreement that provided for the payment of severance of $16,667 per month commencing on May 1, 1994, and continuing for 30 months, in exchange for an agreement restricting the use of Company materials and information for a period of 48 months. In November 1994, the officer rejoined the Company as President. In connection with the officer's return, the Company and the officer agreed to terminate the severance agreement. In December 1994, the Company credited the remaining amount of $381,331 to general and administrative expenses. In October 1995, the Company granted the officer a medical leave of absence, discontinued monthly payments and monthly stock awards under her existing employment agreement, and agreed to pay her $16,600 per month until the earlier of October 1, 1996 or when the officer resumes her normal duties with the Company. Upon her return, compensation to the officer would resume under her existing employment agreement.

In June 1994, an Executive Vice President resigned his position with the Company. The Company and the former officer entered into a severance agreement that provided for the payment of severance of $16,667 per month commencing on September 15, 1994 and continuing for 30 months, in exchange for an agreement restricting the use of Company materials and information for a period of 48 months.

In connection with these agreements the Company charged $1,000,000 to general and administrative expense during the quarter ended June 30, 1994. The related liabilities at September 30, 1994 and 1995 were $883,331 and $283,329, respectively.


Education Costs

The Company maintains a formal policy for reimbursement of continuing education expenses incurred by officers and employees. Employees are generally reimbursed for expenses incurred in the pursuit of professional designations, undergraduate degrees, graduate degrees or specialized training. The Company promotes personal and professional growth of its employees in order to provide a qualified staff to its Representatives.


401(k) Retirement Plan

In March 1993, the Company implemented a 401(k) retirement plan for employees. To be eligible for the plan an employee must be employed on a continuous full time basis for one year and work a minimum of 40 hours per week. The Company matches contributions made by employees at a rate of 20%, up to an annual limit of $1,848 per employee, paid at the time the employee makes the deferral.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
---------------------------------------------------------------------------

a) 1. Index to Consolidated Financial Statements

        Report of Independent Public Accountants

        Consolidated Statements of Financial Position

        Consolidated Statements of Operations

        Consolidated Statements of Shareholders' Investment

        Consolidated Statements of Cash Flows

        Notes to Consolidated Financial Statements

   2. Financial Statement Schedules:

        Schedule I - Amounts Receivable from Related Parties

   3. Exhibits

 Exhibit
 --------
 Number                 Exhibit
 ------   -----------------------------------------------

  3.1     Articles of Incorporation and Bylaws                 *

  3.2     Second Articles of Amendment to Articles
          of Incorporation                                     +

  10.1    Non-Qualified Stock Option Plan                      *

  10.2    Facilities and Service Agreement with H.D. Vest
          Insurance Services                                   *

  10.3    Registered Representative Sales Agreement            +

  10.4    Management Agreement with Herb D. Vest               +

  10.5    Management Agreement with Barbara H. Vest            *

  10.6    Termination Agreement with Barbara Howard-Vest       +

  10.7    Severance Agreement with Lynn R. Niedermeier         o

  10.8    Severance Agreement with Steven C. Hastings           o

  10.9    Line of Credit Agreement with Herb D. Vest            o

  10.10   Line of Credit Agreement with Barbara Howard-Vest     o

  22      Subsidiaries of the Registrant

  * Incorporated by reference from the annual report filed on Form 10-K for the fiscal year ended September 30, 1988.

  + Incorporated by reference from the annual report filed on Form 10-K for the fiscal year ended September 30, 1991.

  o Incorporated by reference from the annual report filed on Form 10-K for the fiscal year ended September 30, 1994.

b)  Reports on Form 8K (None).

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   H.D. VEST, INC.
                                 ------------------
                                    (Registrant)


Date:  November 30, 1995           By:s/ Herb D.Vest
                                      ----------------------------
                                        Herb D. Vest
                                    Chairman of the Board and Chief
                                         Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:s/    Herb Vest                 By:s/  Barbara Howard-Vest
   ---------------------------        ----------------------------
         Herb Vest                        Barbara Howard-Vest
Chairman of the Board and Chief               Director
      Executive Officer



By:s/  Phillip W. Mayer            By:s/  Lynn R. Niedermeier
   ----------------------------       --------------------------
       Phillip W. Mayer                   Lynn R. Niedermeier
          Director                         Director/President



By:s/  Wesley Ted Sinclair         By:s/  Jerry M. Prater
   ---------------------------        ----------------------------
       Wesley Ted Sinclair                Jerry M. Prater
      CFO and Vice President                  Director
    (Principal Financial and
       Accounting Officer)

By:s/  Kenneth E. Reynolds         By:s/  Jack B. Strong
   ---------------------------        ----------------------------
       Kenneth E. Reynolds                Jack B. Strong
             Director                         Director