Form 10-Q
period 1995-12-31
VEST H D INC /TX/
filed 1996-02-14
CIK 819521

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

 X             Quarterly Report Pursuant to Section 13 or 15 (d)
---                 of the Securities Exchange Act of 1934

               For the Quarterly Period Ended December 31, 1995

                                      or

              Transition Report Pursuant to Section 13 or 15 (d)
---                 of the Securities Exchange Act of 1934

                 For the Transition Period from _____ to _____

                          Commission File No. 0-19614


                                H.D. VEST, INC.
            (Exact name of registrant as specified in its charter)

           Texas                                        75-2154244
--------------------------------                    -------------------
(State or other jurisdiction of                      (IRS Employer ID.)
incorporation or organization)

          433 E. Las Colinas Blvd., Third Floor, Irving, Texas 75039
             (Address of principal executive offices and zip code)

Registrant's telephone number, including area code (214) 863-6000



 Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such requirements for the past 90 days.

                             Yes  X       No
                                -----       -----


Number of shares of the registrant's Common Stock outstanding as of January 31, 1996: 5,423,341.

                                H.D. VEST, INC.

                                     INDEX



PART I.  Financial Information                                  Page No.
         ---------------------                                  --------

         Item 1.  Financial Statements (Unaudited)

              Consolidated Statements of Financial
                Position--December 31, 1995 and
                September 30, 1995                                  3-4

              Consolidated Statements of Operations--
                Three Months Ended December 31, 1995 and
                December 31, 1994                                    5

              Consolidated Statements of Cash Flows--
                Three Months Ended December 31, 1995 and
                December 31, 1994                                    6

              Notes to Consolidated Financial
                Statements                                          7-9


         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                     10-13

PART II. Other Information
         -----------------

         Item 1.  Legal Proceedings                                  13

         Item 6.  Exhibits and Reports on Form 8-K                   13


             Signatures                                              14

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------


                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                    ASSETS

                                       December 31,  September 30,
                                           1995           1995
                                        (Unaudited)
                                       ------------  -------------
Current assets:
 Cash and cash equivalents               $ 3,510,850   $ 3,383,060
 Commissions and accounts
  receivable                               3,218,681     3,329,869
 Receivable from affiliate                   202,407        98,929
 Notes receivable - related parties          352,773       522,178
 Prepaid expenses                             70,466        56,773
                                         -----------   -----------

  Total current assets                     7,355,177     7,390,809
                                         -----------   -----------

Property and equipment, net
 of accumulated depreciation
 of $2,050,023 at December 31,
 1995, and $1,924,547 at September
 30, 1995                                  1,182,843     1,289,111

Notes receivable - related parties         1,987,268     1,978,099

Other assets                                 935,990     1,008,352
                                         -----------   -----------
                                         $11,461,278   $11,666,371
                                         ===========   ===========

       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                       December 31,  September 30,
                                           1995           1995
                                       (Unaudited)
                                       ------------  -------------
Current liabilities:
Accounts payable and accrued
  expenses                              $ 2,302,300    $ 3,005,316
Amounts due on clearing
  transactions                              638,808        669,187
Commissions payable                       2,508,073      2,222,435
Payable to officers and directors           200,000        200,000
                                        -----------    -----------

  Total current liabilities               5,649,181      6,096,938
                                        -----------    -----------

Obligations under capital leases,
 excluding current installments             377,895        430,739

Other noncurrent liabilities                237,779        157,331

Unearned revenues                           281,416      1,041,002

Shareholders' investment:
 Preferred stock, $6 par value;
  250,067 shares outstanding              1,500,402      1,500,402
 Common stock, $.05 par value;
  100,000,000 shares authorized,
  and 5,423,341 outstanding                 271,167        271,167
 Additional paid-in capital               5,080,834      5,080,834
 Deficit                                 (1,937,396)    (2,912,042)
                                        -----------    -----------

   Total shareholders' investment         4,915,007      3,940,361
                                        -----------    -----------
                                        $11,461,278    $11,666,371
                                        ===========    ===========

       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                    Three Months Ended December 31,
                                    -------------------------------
                                         1995             1994
                                    ---------------  --------------
Revenues:
  Commissions                         $10,638,298       $ 8,488,286
  Portfolio management fees             1,268,428           665,936
  Marketing and education fees          1,389,753         1,202,104
  Interest                                106,234            81,401
  Other                                   214,886           466,199
                                      -----------       -----------

    Total revenues                     13,617,599        10,903,926
                                      -----------       -----------

Expenses:
  Commissions and Portfolio fees        7,964,596         6,230,015
  General and administrative            2,720,882         2,195,043
  Representative development            1,658,717         1,253,880
  Representative recruiting               112,373            56,509
  Interest                                 17,699            15,971
                                      -----------       -----------

    Total expenses                     12,474,267         9,751,418
                                      -----------       -----------

Net income before taxes                 1,143,332         1,152,508

Income taxes                              136,802           111,925
                                      -----------       -----------

Net income                            $ 1,006,530       $ 1,040,583
                                      ===========       ===========

Net income per common share                  $.18              $.19
                                      ===========       ===========

Weighted average number of
  common shares outstanding             5,423,341         5,393,275
                                      ===========       ===========

       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                             Three Months Ended December 31,
                                             -------------------------------
                                                 1995              1994
                                             ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $1,006,530        $1,040,583
  Noncash items included in income -
    Depreciation                                 125,476           124,976
    Common stock award                                 -            10,000
  Net changes in certain working
   capital and other components
    Commissions and accounts receivable          111,188           746,133
    Receivable from affiliate                   (103,478)         (167,101)
    Prepaid expenses                             (13,693)           34,899
    Payable to officers and directors                  -          (203,567)
    Amounts due on clearing transactions         (30,379)          804,543
    Accounts payable and accrued expenses       (622,568)         (610,615)
    Commissions payable                          285,638          (215,879)
    Unearned revenues                           (759,586)         (738,971)
                                              ----------        ----------
  Net cash provided by (used for)
   operating activities                             (872)          825,001
                                              ----------        ----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Purchases of property and equipment            (19,208)          (17,758)
  Other assets                                    72,362           (15,021)
                                              ----------        ----------
  Net cash provided by (used for)
   investing activities                           53,154           (32,779)
                                              ----------        ----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Preferred stock dividends                      (31,884)          (31,884)
  Payments (Advances) on notes receivable
   -related parties                              160,236          (444,430)
  Payments on notes payable and
   capital lease obligations                     (52,844)          (42,999)
                                              ----------        ----------
  Net cash provided by (used for)
   financing activities                           75,508          (519,313)
                                              ----------        ----------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                               127,790           272,909

CASH AND CASH EQUIVALENTS,
 September 30, 1995 and 1994                   3,383,060         4,193,240
                                              ----------        ----------

CASH AND CASH EQUIVALENTS,
 December 31, 1995 and 1994                   $3,510,850        $4,466,149
                                              ==========        ==========

       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1)  Basis of Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of December 31, 1995 and September 30, 1995, the results of operations for the three month periods ended December 31, 1995 and 1994, and the cash flows for the three month periods ended December 31, 1995 and 1994. Results of operations for the interim period ended December 31, 1995, are not necessarily indicative of the results that may be expected for the year ended September 30, 1996. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

2)  Officer Agreements

Subsequent to September 1994, a former officer rejoined the Company as President. In connection with the officer's return, the Company and the officer agreed to rescind the officer's severance agreement. In December 1994, the Company credited the then remaining unpaid severance of $381,331 to general and administrative expenses. In December 1995, the officer resigned as President of the Company. Under the officer's existing employment agreement, the Company agreed to pay the former officer $16,600 per month until October 1, 1996, in exchange for the former officer agreeing, among other things, to not solicit clients of the Company's Representatives and to not compete with the Company through that date.

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

Additionally, during fiscal 1994, in connection with the matter described above, a group of clients of the former Representative commenced a civil action against HDVIS and the former Representative alleging violations of securities laws, fraud, conversion and related causes of action. In June 1995, the Company paid for the benefit of the plaintiffs approximately $450,000 as reimbursement of what the Company believes represents actual out-of-pocket losses, plus interest. The Company believes a fidelity bond issued in favor of HDVIS will cover actual out-of-pocket losses, up to an aggregate of $250,000 incurred by the plaintiffs. The plaintiffs seek an additional amount of actual and punitive damages, some of which they allege are related to their actual economic losses. HDVIS is vigorously contesting the plaintiffs' right to recover any of these additional alleged damages. Included in accounts payable and accrued expenses at December 31, 1995, is a reserve of approximately $107,000, net of the fidelity bond, related to legal expenses incurred and costs associated with expert consultants retained in connection with this matter.

4)  Related-Party Transactions

The Company has an agreement with Herb D. Vest (majority shareholder) for management services to the Company. The agreement as amended in April 1994, allows for a management fee of $500,000 per year plus an annual bonus based on the Company's performance related to revenue and net income goals established by the Board of Directors. As of December 31, 1995, Mr. Vest has received $500,000 as management fees under this agreement. The Company has expensed the entire amount of his management fees to general and administrative expenses in the quarter ended December 31, 1995.

During fiscal 1994, the Company entered into agreements to provide Herb D. Vest and Barbara Howard-Vest revolving lines of credit in an amount not to exceed $2,000,000 and $700,000, respectively. These lines of credit are collateralized by the individuals' unrestricted Company stock. The terms of the agreements require that full payment of all outstanding principle and interest be made on or before November 30, 2001. The agreements bear interest on unpaid principle balances at an annual rate of 11%. At December 31, 1995, Herb D. Vest and Barbara Howard-Vest had outstanding balances of approximately $2,000,000 and $306,813 in principal, plus $17,738 and $5,490 of accrued interest, respectively.

5)  Deferred Compensation Plan

In July 1995 the Company began accepting contributions for the Deferred Compensation Plan ("the Plan") for its Representatives. Pursuant to the Plan, Representatives may forego current compensation, thus postponing recognition of income otherwise currently taxable, and subsequently are eligible to receive the deferred compensation plus a Company matching contribution as defined in the Plan. Amounts deferred as of December 31, 1995 were approximately $208,000.

Matching contributions of amounts deferred under the Plan are accrued as additional commission expense on a straight-line basis from the period deferred until the Representative is paid the deferral amount and matching contribution. Accordingly, participation in the Plan by Representatives will have the effect of increasing commission expense in the years in which commissions are earned and deferred by participants. Such increases in commission expense will have an adverse effect on the net income of the Company. To the extent that Representatives elect to defer receipt of compensation under the Plan, the Company is obligated ultimately to pay such compensation to the participant in the form of cash. Matching contributions accrued as of December 31, 1995 were approximated $4,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Liquidity and Capital Resources

At December 31, 1995, the Company had net working capital of $1,705,996, an increase of $412,125 from the $1,293,871 of working capital at September 30, 1995. The increase in working capital is primarily the result of an increase in commission and fee-based revenues.

The Company's cash flows used for operations of $872 for the three months ended December 31, 1995, decreased $825,873 compared to cash flows provided by operations of $825,001 during the three months ended December 31, 1994. The decrease in cash provided by operations for the three months ended December 31, 1995 is primarily the result of payments of accounts payable and accrued expenses during the period. The increase in cash provided by operations for the three months ended December 31, 1994 is the result of an increase in portfolio management fees and reductions in general and administrative expenses during the period.

Cash used for investing activities for the purchase of property and equipment included costs incurred for furniture, fixtures and computer equipment. These costs were $19,208 and $17,758 for the three months ended December 31, 1995 and 1994, respectively. The reductions to other assets of $72,362 during the three months ended December 31, 1995 includes development of training programs for Representatives and software development costs of $10,900, net of amortization of $83,262. The additions to other assets of $15,021 during the three months ended December 31, 1994, include the development of training programs for Representatives, book development costs and software development costs of $281,470, net of amortization of $266,449.

Cash provided by financing activities of $75,508 during the three months ended December 31, 1995, included net payments by Mr. Vest on his line of credit of $168,617 and net advances to Ms. Howard-Vest on her line of credit of $8,381, payments for capital lease obligations of $52,844 and preferred stock dividends of $31,884. Cash used for financing activities of $519,313 during the three months ended December 31, 1994 included payments for capital lease obligations, preferred stock dividends and net advances on the lines of credit with Mr. Vest and Ms. Howard-Vest.

Results of Operations

Revenues-

The Company's revenues for the three months ended December 31, 1995, were $13,617,599, a 25% increase over the three months ended December 31, 1994. Revenues are directly related to the number of

Representatives and their experience in the financial planning and sales industry. The Company believes that the increase in revenues is due in part, to continued strength in overall financial markets and to the development of new training and educational programs put in place during the fourth quarter of fiscal year 1995 and the first quarter of fiscal year 1996.

During the current fiscal year, the Company has continued to devote significant resources to the further development of its fee based programs. Portfolio management fees were $1,268,428 for the three months ended December 31, 1995, a 90% increase over the three months ended December 31, 1994. As Representatives switch client investment strategies from commission-based investments to fee-based investments, commission revenue will be replaced by portfolio management fees. The Company believes that in the short term, the decrease in commission revenues will be greater than the increase in portfolio management fees. However, portfolio management fees will be earned continuously on client funds that remain invested in fee-based programs, compared to the one-time front-end sales charge on most commission-based investments.

Net Income -

Net income for the three months ended December 31, 1995, was $1,006,530, a decrease of $34,053 compared to net income of $1,040,583 for the three months ended December 31, 1994. Net income for the current period was relatively unchanged from the comparable period as the increase in revenues (net of any related commissions) were offset by increased general and administrative expenses and Representative development expenses.

General and administrative expenses increased by $525,839 to $2,720,882 for the three months ended December 31, 1995, compared to the same period for the prior year. The increase is in part due to the reversal of $381,331 of severance expense during the three months ended December 31, 1994, payments of management fees to Mr. Vest during the three months ended December 31, 1995, as well as measures taken by the Company to expand the Company's operations and compliance staff to meet the growing business needs of the Company's Representatives.

Representative development costs for the three months ended December 31, 1995, were $1,658,717, a 32% increase over development costs of $1,253,880 for the three months ended December 31, 1994. This increase in Representative development costs is a result of programs developed to improve support to the Company's Representative base. The Company believes that the increase in revenues is due in part, to training and educational programs, such as:

     Regional Support System (RSS)
     -----------------------------
     The RSS program is designed to provide Representatives with local support in all aspects of financial planning including sales and marketing training, and time and practice management. Each RSS group is led by an H.D. Vest Representative. The RSS program is built around Foundation Teams(for Representatives seeking to achieve $25,000 in 12-month rolling gross revenues), Chapters (which are similar to the Foundation Teams except that they are held in larger workshop formats) and Summit Teams (for Representatives above the $25,000 12-month rolling gross revenue threshold). Each Chapter conducts monthly workshops from May through January, while Foundation team meetings are held throughout the year.

     Summit Group
     ------------
     All Representatives with 12-month rolling gross revenues greater than $25,000 are members of a Summit team. Summit members will have the opportunity to attend regional conferences designed specifically for the more advanced technical needs of higher producing Representatives. Summit meetings give Representatives the opportunity to network and share ideas with each other.

     Total Client Commitment (TCC) program
     -------------------------------------
     The TCC program reflects the Company's belief that H.D. Vest Representatives have a continuing obligation to provide comprehensive, knowledge-based services to their clients in a professional and ethical manner. To support the Representatives in fulfilling this obligation, the Company is providing a wide range of educational opportunities including newsletters, audiotapes, direct marketing programs, conference registration fees and success training. Additional programs include Client Appreciation Week, Client Service Awards, and the H.D. Vest Merit Scholarship program for children of H.D. Vest investment clients.

     Annual National Conference
     --------------------------
     The National Conference held in December 1995, was the largest conference to date for the Company. Over 1,000 of the Company's Representatives and Affiliates were able to attend this four day event. The National Conference provides a forum for the Company's Representatives and product sponsors to share sales ideas and innovations that are vital to the financial planning industry. The conference also provides numerous training and educational seminars designed to gain insight on products and services available as well as valuable sales and motivational techniques.

Representative recruiting costs for the three months ended December 31, 1995, were $112,373, compared to recruiting costs of $56,509 for the three months ended December 31, 1994. This increase in recruiting cost is the result of an increased use of direct mail to find prospective Representatives. To the extent that the Company decides in the future to devote significant resources to rapidly expand its Representative base through aggressive recruiting activities, future profitability would likely be negatively impacted.

PART II  OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

Reference is made to Item 3 of the Company's Annual Report to Shareholders on form 10-K for the fiscal year ended September 30, 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

No reports on form 8-K were filed during the quarter ended December 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       H. D. VEST, INC.
                                                 -----------------------------
                                                         (Registrant)




Date: February 13, 1996                          By:  s\ Herb D. Vest
                                                    ---------------------------
                                                         Herb D. Vest
                                                   Chief Executive Officer,
                                                    Chairman of the Board


Date: February 13, 1996                          By:  s\ Wesley Ted Sinclair
                                                    ---------------------------
                                                         Wesley Ted Sinclair
                                                      Chief Financial Officer,
                                                     Vice President (Principal
                                                     Financial and Accounting
                                                             Officer)