Form 10-Q
period 1996-03-31
VEST H D INC /TX/
filed 1996-05-10
CIK 819521

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10-Q

 X     Quarterly Report Pursuant to Section 13 or 15 (d)
- ---
         of the Securities Exchange Act of 1934

       For the Quarterly Period Ended March 31, 1996

                                 or

___    Transition Report Pursuant to Section 13 or 15 (d)
         of the Securities Exchange Act of 1934

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

                             Yes  X       No______
                                -----


Number of shares of the registrant's Common Stock outstanding as of April 30, 1996: 5,423,341.

                               H.D. VEST, INC.

                                 INDEX



PART I.  Financial Information                             Page No.
         ---------------------                           --------

        Item 1.  Financial Statements (Unaudited)

          Consolidated Statements of Financial
           Position--March 31, 1996 and
           September 30, 1995                                 3-4

          Consolidated Statements of Operations--
           Three Months Ended March 31, 1996 and
           March 31, 1995                                       5

         Consolidated Statements of Operations--
          Six Months Ended March 31, 1996 and
          March 31, 1995                                        6

         Consolidated Statements of Cash Flows--
          Six Months Ended March 31, 1996 and
          March 31, 1995                                        7

         Notes to Consolidated Financial Statements            8-9


     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                     10-13

PART II. Other Information
         -----------------

         Item 1.  Legal Proceedings                             13

         Item 6.  Exhibits and Reports on Form 8-K              13

                  Signatures                                    14

Part I.  Financial Information
- ------------------------------

Item 1.  Financial Statements (Unaudited)
- -----------------------------------------


                               H.D. VEST, INC.

                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                 ASSETS



                                        March 31,   September 30,
                                          1996          1995
                                      (Unaudited)

                                      -----------   -------------

Current assets:
 Cash and cash equivalents             $ 5,808,998     $3,383,060
 Commissions and accounts
  receivable                             3,780,042      3,329,869
 Receivable from affiliate                 179,836         98,929
 Notes receivable - related parties        436,110        522,178
 Prepaid expenses                          207,543         56,773
                                       -----------     ----------

  Total current assets                  10,412,529      7,390,809
                                       -----------     ----------

Property and equipment, net
 of accumulated depreciation
 of $2,188,079 at March 31 ,1996,
 and $1,924,547 at September
 30, 1995                                1,666,041      1,289,111

Notes receivable - related parties       2,094,411      1,978,099

Other assets                               872,959      1,008,352
                                       -----------     ----------
                                       $15,045,940    $11,666,371
                                       ===========    ===========




      The accompanying notes are an integral part of these consolidated financial statements

                               H.D. VEST, INC.

                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT



                                       March 31,    September 30,
                                         1996           1995
                                      (Unaudited)
                                      -----------   -------------

Current liabilities:
 Accounts payable and accrued
   expenses                           $ 2,670,130     $ 3,005,316
 Amounts due on clearing
   transactions                         1,935,007         669,187
 Commissions payable                    3,553,922       2,222,435
 Payable to officers and directors        174,994         200,000
                                      -----------     -----------

   Total current liabilities            8,334,053       6,096,938
                                      -----------     -----------

Obligations under capital leases,
 excluding current installments           819,203         430,739

Other noncurrent liabilities              352,137         157,331

Unearned revenues                         142,109       1,041,002

Shareholders' investment:
 Preferred stock, $6 par value;
  250,067 shares outstanding            1,500,402       1,500,402
 Common stock, $.05 par value;
  100,000,000 shares authorized,
  and 5,423,341 outstanding               271,167         271,167
 Additional paid-in capital             5,080,834       5,080,834
 Deficit                               (1,453,965)     (2,912,042)
                                      -----------     -----------

   Total shareholders' investment       5,398,438       3,940,361
                                      -----------     -----------
                                      $15,045,940     $11,666,371
                                      ===========     ===========



      The accompanying notes are an integral part of these consolidated financial statements

                               H.D. VEST, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (Unaudited)




                                  Three Months Ended March 31,
                                  ----------------------------
                                      1996           1995
                                  -------------  -------------

Revenues:
  Commissions                       $13,431,475    $ 8,737,098
  Portfolio management fees           1,424,395        739,951
  Marketing and education fees          882,593        831,336
  Interest                               97,888         83,493
  Other                                 188,857        218,366
                                    -----------    -----------

    Total revenues                   16,025,208     10,610,244
                                    -----------    -----------

Expenses:
  Commissions                         9,376,839      6,050,056
  Portfolio management fees             791,798        404,949
  General and administrative          3,817,803      2,912,248
  Representative development          1,327,400        852,134
  Representative recruiting             119,135         44,231
  Interest                               28,746         18,231
                                    -----------    -----------

    Total expenses                   15,461,721     10,281,849
                                    -----------    -----------

Net income before taxes                 563,487        328,395

Income taxes                             48,172              -
                                    -----------    -----------

Net income                          $   515,315    $   328,395
                                    ===========    ===========

Net income per common share                $.09           $.06
                                    ===========    ===========

Weighted average number of
  common shares outstanding           5,423,341      5,401,366
                                    ===========    ===========




        The accompanying notes are an integral part of these consolidated financial statements

                               H.D. VEST, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (Unaudited)




                                  Six Months Ended March 31,
                                  --------------------------
                                      1996          1995
                                  ------------  ------------

Revenues:
  Commissions                      $24,069,773   $17,225,384
  Portfolio management fees          2,692,823     1,405,887
  Marketing and education fees       2,272,346     2,033,440
  Interest                             204,122       164,894
  Other                                403,743       684,565
                                   -----------   -----------

    Total revenues                  29,642,807    21,514,170
                                   -----------   -----------

Expenses:
  Commissions                       16,673,797    11,915,778
  Portfolio management fees          1,459,436       769,242
  General and administrative         6,538,685     5,107,291
  Representative development         2,986,117     2,106,014
  Representative recruiting            231,508       100,740
  Interest                              46,445        34,202
                                   -----------   -----------

    Total expenses                  27,935,988    20,033,267
                                   -----------   -----------

Net income before taxes              1,706,819     1,480,903

Income taxes                           184,974       111,925
                                   -----------   -----------

Net income                         $ 1,521,845   $ 1,368,978
                                   ===========   ===========

Net income per common share               $.27          $.24
                                   ===========   ===========

Weighted average number of
  common shares outstanding          5,423,341     5,397,320
                                   ===========   ===========




       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                Six Months Ended March 31,
                                                --------------------------
                                                    1996          1995
                                                -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $1,521,845   $ 1,368,978
  Noncash items included in income -
    Depreciation and Amortization                   430,766       376,734
    Common stock award                                    -        40,000
  Net changes in certain working
   capital and other components
    Commissions and accounts receivable            (450,173)      409,656
    Receivable from affiliate                       (80,907)     (128,835)
    Prepaid expenses                               (150,770)       24,803
    Payable to officers and directors               (25,006)     (203,566)
    Amounts due on clearing transactions          1,265,820       (81,419)
    Accounts payable and accrued expenses          (140,380)     (681,856)
    Commissions payable                           1,331,487        34,829
    Unearned revenues                              (898,893)     (872,971)
                                                 ----------   -----------
  Net cash provided by operating
   activities                                     2,803,789       286,353
                                                 ----------   -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Purchases of property and equipment               (76,497)      (54,656)
  Other assets                                      (31,841)     (224,291)
                                                 ----------   -----------
  Net cash used for
   investing activities                            (108,338)     (278,947)
                                                 ----------   -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Preferred stock dividends                         (63,768)      (63,768)
  Advances on notes receivable
   -related parties                                (595,639)   (2,336,381)
  Payments on notes receivable
   -related parties                                 565,395     1,570,792
  Payments on capital lease
   obligations                                     (175,501)      (87,790)
                                                 ----------   -----------
  Net cash used for
   financing activities                            (269,513)     (917,147)
                                                 ----------   -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                2,425,938      (909,741)

CASH AND CASH EQUIVALENTS,
 September 30, 1995 and 1994                      3,383,060     4,193,240
                                                 ----------   -----------

CASH AND CASH EQUIVALENTS,
 March 31, 1996 and 1995                         $5,808,998   $ 3,283,499
                                                 ==========   ===========

       The accompanying notes are an integral part of these consolidated financial statements

                               H.D. VEST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

1)  Basis of Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of March 31, 1996 and September 30, 1995, the results of operations for the three and six month periods ended March 31, 1996 and 1995, and the cash flows for the six month periods ended March 31, 1996 and 1995. Results of operations for the interim period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended September 30, 1996. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.


2)  Contingencies

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

Additionally, during fiscal 1994, in connection with the matter described above, a group of clients of the former Representative commenced a civil action against HDVIS and the former Representative alleging violations of securities
laws, fraud, conversion  and  related   causes  of  action.   In June 1995, the
Company paid for the benefit of the plaintiffs approximately $450,000 as reimbursement of what the Company believes represents actual out-of-pocket
losses, plus interest.   The Company believes a fidelity bond issued in favor of
HDVIS will cover actual out-
of-pocket losses, up to an aggregate of $250,000 incurred by the plaintiffs. The plaintiffs seek an additional amount of actual and punitive damages, some of which they allege are related to their actual economic losses. HDVIS is vigorously contesting the plaintiffs' right to recover any of these additional alleged damages. Included in accounts payable and accrued expenses at March 31, 1996, is a reserve of approximately $107,000, net of the fidelity bond, related to legal expenses incurred and costs associated with expert consultants retained in connection with this matter.


3)  Related-Party Transactions

The Company has an agreement with Herb D. Vest (majority shareholder) for management services to the Company. The agreement, as amended in January 1996, allows for a management fee of $750,000 per fiscal year plus an annual bonus based on the Company's performance related to revenue and net income goals established by the Board of Directors.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------------------------------------------------------------------------
RESULTS OF OPERATIONS
- ---------------------

Liquidity and Capital Resources

At March 31, 1996, the Company had net working capital of $2,078,476, an increase of $784,605 from the $1,293,871 of working capital at September 30, 1995. The increase in working capital is primarily the result of an increase in commission and fee-based revenues. The Company believes that the increase in revenues is due in part, to continued strength in overall financial markets and to the development of new training and educational programs put in place during fiscal year 1995.

The Company's cash flows provided by operations increased to $2,803,789 for the six months ended March 31, 1996, compared to $286,353 during the six months ended March 31, 1995. The increase in cash provided by operations for the period is primarily the result of an increase in commission and fee based revenues.

Cash used for investing activities for the purchase of property and equipment included costs incurred for furniture, fixtures and computer equipment. These costs were $76,497 and $54,656 for the six months ended March 31, 1996 and 1995, respectively. For the six months ended March 31, 1996, the Company invested $31,841 in other assets for software development activities. The additions to other assets of $224,291 during the six months ended March 31, 1995, included the increase in miscellaneous deposits and assets, development of training programs for Representatives and software development costs.

Cash used for financing activities of $269,513 during the six months ended March 31, 1996, included payments by Mr. Vest on his line of credit, including principal and interest, of $512,447, advances and accrued interest on his line of credit of $398,434, payments by Ms. Howard-Vest on her line of credit including, principal and interest, of $52,948, advances and accrued interest on her line of credit of $197,205, payments on capital lease obligations of $175,501 and preferred stock dividends of $63,768. Cash used for financing activities of $917,147 during the six months ended March 31, 1995 included payments for capital lease obligations, preferred stock dividends and net advances on the lines of credit with Mr. Vest and Ms. Howard-Vest.

Additionally, during the six months ended March 31, 1996, the Company acquired property and equipment under various capital lease arrangements in the amount of $563,965. These assets included computer and phone equipment necessary to support the current and projected operating levels of the Company.

Results of Operations


Revenues-

The Company's revenues for the three months ended March 31, 1996, were $16,025,208, a 51% increase over the three months ended March 31, 1995.
Revenues for the six months ended March 31, 1996, were $29,642,807, a 38% increase over the six months ended March 31, 1995. Revenues are directly related to the number of Representatives and their experience in the financial planning and sales industry. The Company believes that the increase in revenues is due in part, to continued strength in overall financial markets and to the development of new training and educational programs put in place during fiscal year 1995.

During the current fiscal year, the Company has continued to devote significant resources to the further development of its fee based programs. Portfolio management fees were $1,424,395 for the three months ended March 31, 1996, a 92% increase over the three months ended March 31, 1995. Portfolio management fees were $2,692,823 for the six months ended March 31, 1996, a 92% increase over the six months ended March 31, 1995. As Representatives switch client investment strategies from commission-based investments to fee-based investments, commission revenue will be replaced by portfolio management fees. The Company believes that in the short term, the decrease in commission revenues will be greater than the increase in portfolio management fees. However, portfolio management fees will be earned continuously on client funds that remain invested in fee-based programs, compared to the one-time front-end sales charge on most commission-based investments.


Net Income -

Net income for the three months ended March 31, 1996, was $515,315, an increase of $186,920 compared to net income of $328,395 for the three months ended March 31, 1995. Net income for the six months ended March 31, 1996, was $1,521,845, an increase of $152,867 compared to net income of $1,368,978 for the six months ended March 31, 1995. Net income for the six month period was relatively unchanged from the comparable period as the increase in revenues (net of any related commissions) was offset by increases in general and administrative and Representative development expenses. The increase in operating expenses is partially attributable to additional staffing required to support current and anticipated transaction volume, and Company incentive compensation programs.

General and administrative expenses increased by $905,555 to $3,817,803 for the three months ended March 31, 1996, compared to the same period for the prior year. General and administrative expenses increased by $1,431,394 to $6,538,685 for the six months ended March 31, 1996, compared to the same period for the prior year. This increase is due to amounts accrued under incentive compensation plans for executive officers, senior managers, and employees, current year management fees to Mr. Vest, and additional administrative and operational staff to support current and projected operating levels.

Representative development costs for the three months ended March 31, 1996, were $1,327,400, a 56% increase over development costs of $852,134 for the three months ended March 31, 1995. Representative development costs for the six months ended March 31, 1996, were $2,986,117, a 42% increase over development costs of $2,106,014 for the six months ended March 31, 1995. This increase in Representative development costs is the result of programs developed to educate the Company's Representatives as well as the expansion of staff necessary to support participation in these programs. The Company believes that the increase in revenues is due in part, to training and educational programs, such as:

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


Representative recruiting costs for the three months ended March 31, 1996, were $119,135, a 169% increase compared to recruiting costs of $44,231 for the three months ended March 31, 1995. Representative recruiting costs for the six months ended March 31, 1996, were $231,508, a 130% increase compared to recruiting costs of $100,740 for the six months ended March 31, 1995. This increase in recruiting cost is the result of an increase in direct mail and other recruiting methods used to find prospective Representatives. To the extent that the Company decides in the future to devote significant resources to rapidly expand its Representative base through aggressive recruiting activities, future profitability would likely be negatively impacted.


PART II  OTHER INFORMATION
- --------------------------

Item 1.  Legal Proceedings
- --------------------------

Reference is made to Item 3 of the Company's Annual Report to Shareholders on form 10-K for the fiscal year ended September 30, 1995.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

No reports on form 8-K were filed during the quarter ended March 31, 1996.

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



                                             H. D. VEST, INC.
                                        -------------------------
                                               (Registrant)




Date: May 9, 1996                   By:  s\ Herb D. Vest
                                        -------------------------
                                               Herb D. Vest
                                        Chief Executive Officer,
                                         Chairman of the Board


Date: May 9, 1996                  By:  s\ Wesley Ted Sinclair
                                       -------------------------
                                          Wesley Ted Sinclair
                                        Chief Financial Officer,
                                       Vice President (Principal
                                       Financial and Accounting
                                                Officer)