Form 10-Q
period 1996-06-30
VEST H D INC /TX/
filed 1996-07-31
CIK 819521

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

 X              Quarterly Report Pursuant to Section 13 or 15 (d)
- ---                of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1996

                                      or

              Transition Report Pursuant to Section 13 or 15 (d)
- ---                 of the Securities Exchange Act of 1934

        For the Transition Period from                to
                                       --------------   ----------------
                          Commission File No. 0-19614


                                H.D. VEST, INC.
            (Exact name of registrant as specified in its charter)

                  Texas                                     75-2154244
    -------------------------------                     ------------------
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


Number of shares of the registrant's Common Stock outstanding as of July 31, 1996: 5,423,341.

                                H.D. VEST, INC.

                                     INDEX



PART I.  Financial Information                           Page No.
         ---------------------                           --------

         Item 1.  Financial Statements (Unaudited)

              Consolidated Statements of Financial
               Position--June 30, 1996 and
               September 30, 1995                           3-4

              Consolidated Statements of Operations--
               Three Months Ended June 30, 1996 and
               June 30, 1995                                 5

              Consolidated Statements of Operations--
               Nine Months Ended June 30, 1996 and
               June 30, 1995                                 6

              Consolidated Statements of Cash Flows--
               Nine Months Ended June 30, 1996 and
               June 30, 1995                                 7

              Notes to Consolidated Financial
               Statements                                   8-9


         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                              10-13

PART II. Other Information
         -----------------

         Item 1.  Legal Proceedings                         13

         Item 6.  Exhibits and Reports on Form 8-K          13

              Signatures                                    14

PART I.  FINANCIAL INFORMATION
- ------------------------------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
- -----------------------------------------


                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                    ASSETS



                                        June 30,    September 30,
                                          1996          1995
                                      (Unaudited)
                                     -------------  -------------

Current assets:
 Cash and cash equivalents             $ 5,903,981     $3,383,060
 Commissions and accounts
  receivable                             4,193,532      3,329,869
 Receivable from affiliate                 100,558         98,929
 Notes receivable - related parties        507,141        522,178
 Prepaid expenses                          270,222         56,773
                                       -----------     ----------

  Total current assets                  10,975,434      7,390,809
                                       -----------     ----------

Property and equipment, net
 of accumulated depreciation
 of $2,105,682 at June 30, 1996,
 and $1,924,547 at September
 30, 1995                                1,646,895      1,289,111

Notes receivable - related parties       2,094,411      1,978,099

Other assets                               822,350      1,008,352
                                       -----------     ----------
                                       $15,539,090    $11,666,371
                                       ===========    ===========

       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT



                                        June 30,     September 30,
                                          1996           1995
                                      (Unaudited)
                                     -------------  --------------
Current liabilities:
 Accounts payable and accrued
   expenses                            $3,101,528     $ 3,005,316
 Amounts due on clearing
   transactions                         1,066,503         669,187
 Commissions payable                    3,675,526       2,222,435
 Payable to officers and directors        124,994         200,000
                                       ----------     -----------

   Total current liabilities            7,968,551       6,096,938
                                       ----------     -----------

Obligations under capital leases,
 excluding current installments           677,485         430,739

Other noncurrent liabilities              508,349         157,331

Unearned revenues                         140,000       1,041,002

Shareholders' investment:
 Preferred stock, $6 par value;
  250,067 shares outstanding            1,500,402       1,500,402
 Common stock, $.05 par value;
  100,000,000 shares authorized,
  and 5,423,341 outstanding               271,167         271,167
 Additional paid-in capital             5,080,834       5,080,834
 Deficit                                 (607,698)     (2,912,042)
                                       ----------     -----------

   Total shareholders' investment       6,244,705       3,940,361
                                       ----------     -----------
                                      $15,539,090     $11,666,371
                                      ===========     ===========




       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)




                                  Three Months Ended  June 30,
                                  ----------------------------
                                      1996           1995
                                  -------------  -------------

Revenues:
  Commissions                       $17,432,517    $ 9,353,968
  Portfolio management fees           1,799,663        834,376
  Marketing and education fees          832,219        446,654
  Interest                              151,924         89,945
  Other                                 143,636        300,914
                                    -----------    -----------

    Total revenues                   20,359,959     11,025,857
                                    -----------    -----------

Expenses:
  Commissions                        12,164,039      6,422,096
  Portfolio management fees             993,676        454,394
  General and administrative          4,009,724      2,501,796
  Representative development          1,831,437      1,194,536
  Representative recruiting             264,994        184,774
  Interest                               22,481         17,550
                                    -----------    -----------

    Total expenses                   19,286,351     10,775,146
                                    -----------    -----------

Net income before taxes               1,073,608        250,711

Income taxes                            195,457            -
                                    -----------    -----------

Net income                          $   878,151    $   250,711
                                    ===========    ===========

Net income per common share                $.15           $.04
                                    ===========    ===========

Weighted average number of
  common shares outstanding           5,423,341      5,410,407
                                    ===========    ===========




       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)




                                  Nine Months Ended June 30,
                                  --------------------------
                                      1996          1995
                                  ------------  ------------

Revenues:
  Commissions                      $41,502,290   $26,579,352
  Portfolio management fees          4,492,486     2,240,263
  Marketing and education fees       3,104,565     2,480,094
  Interest                             356,046       254,839
  Other                                547,379       985,479
                                   -----------   -----------

    Total revenues                  50,002,766    32,540,027
                                   -----------   -----------

Expenses:
  Commissions                       28,837,836    18,337,874
  Portfolio management fees          2,453,112     1,223,636
  General and administrative        10,548,409     7,609,087
  Representative development         4,817,554     3,300,550
  Representative recruiting            496,502       285,514
  Interest                              68,926        51,752
                                   -----------   -----------

    Total expenses                  47,222,339    30,808,413
                                   -----------   -----------

Net income before taxes              2,780,427     1,731,614

Income taxes                           380,431       111,925
                                   -----------   -----------

Net income                         $ 2,399,996   $ 1,619,689
                                   ===========   ===========

Net income per common share               $.42          $.28
                                   ===========   ===========

Weighted average number of
  common shares outstanding          5,423,341     5,401,683
                                   ===========   ===========



       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                Nine Months Ended June 30,
                                                --------------------------
                                                    1996         1995
                                                 ----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $2,399,996   $ 1,619,689
  Noncash items included in income -
    Depreciation and Amortization                   664,419       567,954
    Common stock award                                    -        70,000
  Net changes in certain working
   capital and other components
    Commissions and accounts receivable            (863,663)    1,287,536
    Receivable from affiliate                        (1,629)      (81,883)
    Prepaid expenses                               (213,449)      (62,756)
    Payable to officers and directors               (75,006)     (203,566)
    Amounts due on clearing transactions            397,316      (580,876)
    Accounts payable and accrued expenses           447,230      (926,188)
    Commissions payable                           1,453,091      (266,346)
    Unearned revenues                              (901,002)     (905,971)
                                                 ----------   -----------
  Net cash provided by operating
   activities                                     3,307,303       517,593
                                                 ----------   -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Purchases of property and equipment              (168,768)      (69,076)
  Other assets                                      (66,321)     (442,260)
                                                 ----------   -----------
  Net cash used for
   investing activities                            (235,089)     (511,336)
                                                 ----------   -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Preferred stock dividends                         (95,652)      (95,652)
  Advances on notes receivable
   -related parties                                (666,670)   (2,489,247)
  Payments on notes receivable
   -related parties                                 565,395     1,580,192
   Payments on capital lease
   obligations                                     (354,366)     (131,456)
                                                 ----------   -----------
  Net cash used for
   financing activities                            (551,293)   (1,136,163)
                                                 ----------   -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                2,520,921    (1,129,906)

CASH AND CASH EQUIVALENTS,
 September 30, 1995 and 1994                      3,383,060     4,193,240
                                                 ----------   -----------

CASH AND CASH EQUIVALENTS,
 June 30, 1996 and 1995                          $5,903,981   $ 3,063,334
                                                 ==========   ===========

       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1)  Basis of Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of June 30, 1996 and September 30, 1995, the results of operations for the three and nine month periods ended June 30, 1996 and 1995, and the cash flows for the nine month periods ended June 30, 1996 and 1995. Results of operations for the interim period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended September 30, 1996. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.


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

Additionally, during fiscal 1994, in connection with the matter described above, a group of clients of the former Representative commenced a civil action against HDVIS and the former Representative alleging violations of securities laws,
fraud, conversion  and  related   causes  of  action.   In June 1995, the
Company paid for the benefit of the plaintiffs approximately $450,000 as reimbursement of what the Company believes represents actual out-of-pocket
losses, plus interest.   The Company believes a fidelity bond issued in favor of
HDVIS will cover actual out-
of-pocket losses, up to an aggregate of $250,000 incurred by the plaintiffs. The plaintiffs seek an additional amount of actual and punitive damages, some of which they allege are related to their actual economic losses. HDVIS is vigorously contesting the plaintiffs' right to recover any of these additional alleged damages. Included in accounts payable and accrued expenses at June 30, 1996, is a reserve of approximately $107,000, net of the fidelity bond, related to legal expenses incurred and costs associated with expert consultants retained in connection with this matter.


3)  Related-Party Transactions

The Company has an agreement with Herb D. Vest (majority shareholder) for management services to the Company. The agreement, as amended in January 1996, allows for a management fee of $750,000 per fiscal year plus an annual bonus based on the Company's performance related to revenue and net income goals established by the Board of Directors.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
OF OPERATIONS
- -------------

Liquidity and Capital Resources

At June 30, 1996, the Company had net working capital of $3,006,883, an increase of $1,713,012 from the $1,293,871 of working capital at September 30, 1995. The increase in working capital is primarily the result of an increase in commission and fee-based revenues. The Company believes that the increase in revenues is due in part, to continued strength in overall financial markets and to the development of training and educational programs put in place during fiscal year 1995.

The Company's cash flows provided by operations increased to $3,307,303 for the nine months ended June 30, 1996, compared to $517,593 during the nine months ended June 30, 1995. The increase in cash provided by operations for the period is primarily the result of an increase in commission and fee based revenues.

Cash used for investing activities for the purchase of property and equipment included costs incurred for furniture, fixtures and computer equipment. These costs were $168,768 and $69,076 for the nine months ended June 30, 1996 and 1995, respectively. For the nine months ended June 30, 1996, the Company invested $66,321 in miscellaneous assets and software development costs. The additions to other assets of $442,260 during the nine months ended June 30, 1995, included an increase in miscellaneous assets, development of training programs for Representatives and software development costs.

Cash used for financing activities of $551,293 during the nine months ended June 30, 1996, included payments by Mr. Vest on his line of credit, including principal and interest, of $512,447, advances and accrued interest on his line of credit of $457,061, payments by Ms. Howard-Vest on her line of credit including, principal and interest, of $52,948, advances and accrued interest on her line of credit of $209,609, payments on capital lease obligations of $354,366 and preferred stock dividends of $95,652. Cash used for financing activities of $1,136,163 during the nine months ended June 30, 1995 included payments for capital lease obligations, preferred stock dividends and net advances on the lines of credit with Mr. Vest and Ms. Howard-Vest.

Additionally, during the nine months ended June 30, 1996, the Company acquired property and equipment under various capital lease arrangements in the amount of $601,112. These assets included computer and phone equipment necessary to support the current and projected operating levels of the Company.

Results of Operations


Revenues-

The Company's revenues for the three months ended June 30, 1996, were $20,359,959, a 85% increase over the three months ended June 30, 1995. Revenues for the nine months ended June 30, 1996, were $50,002,766, a 54% increase over the nine months ended June 30, 1995. Revenues are directly related to the number of Representatives and their experience in the financial planning and sales industry. The Company believes that the increase in revenues is due in part, to continued strength in overall financial markets and to the development of training and educational programs put in place during fiscal year 1995.

During the current fiscal year, the Company has continued to devote significant resources to the further development of its fee based programs. Portfolio management fees were $1,799,663 for the three months ended June 30, 1996, a 116% increase over the three months ended June 30, 1995. Portfolio management fees for the nine months ended June 30, 1996, were $4,492,486, a 101% increase over the nine months ended June 30, 1995. As Representatives switch client investment strategies from commission-based investments to fee-based investments, commission revenue will be replaced by portfolio management fees. The Company believes that in the short term, the decrease in commission revenues will be greater than the increase in portfolio management fees. However, portfolio management fees will be earned continuously on client funds that remain invested in fee-based programs, compared to the one-time front-end sales charge on most commission-based investments.


Net Income -

Net income for the three months ended June 30, 1996, was $878,151, an increase of $627,440 compared to net income of $250,711 for the three months ended June 30, 1995. Net income for the nine months ended June 30, 1996, was $2,399,996, an increase of $780,307 compared to net income of $1,619,689 for the nine months ended March 31, 1995. Net income for the nine month period rose substantially from the comparable period as the incremental increase in revenues (net of any related commissions) offset the increases in general and administrative and Representative development expenses. The increase in operating expenses is partially attributable to additional staffing required to support current and anticipated transaction volume, and Company incentive compensation programs.

General and administrative expenses increased by $1,507,928 to $4,009,724 for the three months ended June 30, 1996, compared to the same period for the prior year. General and administrative expenses increased by $2,939,322 to $10,548,409 for the nine months ended June 30, 1996, compared to the same period for the prior year. This increase is due to amounts accrued under incentive compensation plans for executive officers, senior managers, and employees, current year management fees to Mr. Vest, and additional administrative and operational staff to support current and projected operating levels.

Representative development costs for the three months ended June 30, 1996, were $1,831,437, a 53% increase over development costs of $1,194,536 for the three months ended June 30, 1995. Representative development costs for the nine months ended June 30, 1996, were $4,817,554, a 46% increase over development costs of $3,300,550 for the nine months ended June 30, 1995. This increase in Representative development costs is the result of programs developed to educate the Company's Representatives as well as the expansion of staff necessary to support participation in these programs. The Company believes that the increase in revenues is due in part, to training and educational programs, such as:

   Regional Support System (RSS)
   -----------------------------
   The RSS program is designed to provide Representatives with local support in all aspects of financial planning including sales and marketing training, and time and practice management. Each RSS group is led by an H.D. Vest Representative. The RSS program is built around Foundation Teams(for Representatives seeking to achieve $25,000 in 12- month rolling gross revenues), Chapters (which are similar to the Foundation Teams except that they are held in larger workshop formats) and Summit Teams (for Representatives above the $25,000 12-month rolling gross revenue threshold). Each Chapter conducts monthly workshops from May through January, while Foundation team meetings are held throughout the year.

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

Representative recruiting costs for the three months ended June 30, 1996, were $264,994, a 43% increase compared to recruiting costs of $184,774 for the three months ended June 30, 1995. Representative recruiting costs for the nine months ended June 30, 1996, were $496,502, a 74% increase compared to recruiting costs of $285,514 for the nine months ended June 30, 1995. This increase in recruiting cost is the result of an increase in direct mail and other recruiting methods used to find prospective Representatives. To the extent that the Company decides in the future to devote significant resources to rapidly expand its Representative base through aggressive recruiting activities, future profitability would likely be negatively impacted.


PART II  OTHER INFORMATION
- --------------------------

ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

Reference is made to Item 3 of the Company's Annual Report to Shareholders on form 10-K for the fiscal year ended September 30, 1995.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

No reports on form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES



 Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     H. D. VEST, INC.
                                                ---------------------------
                                                       (Registrant)




Date: July 31, 1996                             By:  s\ Herb D. Vest
                                                   ------------------------
                                                        Herb D. Vest
                                                   Chief Executive Officer,
                                                    Chairman of the Board


Date: July 31, 1996                             By:  s\ Wesley Ted Sinclair
                                                   ------------------------
                                                        Wesley Ted Sinclair
                                                    Chief Financial Officer,
                                                   Vice President (Principal
                                                   Financial and Accounting
                                                            Officer)