Form 10-K
period 1996-09-30
VEST H D INC /TX/
filed 1996-11-26
CIK 819521

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

  X         Annual Report Pursuant to Section 13 or 15(d)
-----
             of the Securities Exchange Act of 1934 (Fee Required)
                  For the fiscal year ended September 30, 1996

_____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
                 For the transition period from _____ to _____

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

       Registrant's telephone number, including area code (214)863-6000

       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

            Title of each class           Exchange on which registered
       -------------------------------    ------------------------------
       Common stock, $.05 par value       NASDAQ National Market System
       Underwriter's warrants             NASDAQ National Market System


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such requirements for the past 90 days.

                              Yes  X       No_____
                                 -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stocks (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of September 30, 1996, as computed by reference to the closing sale price of the registrant's Common Stock on the NASDAQ National Market System on such date: $ 5,949,594.

Number of shares of the registrant's Common Stock outstanding as of September 30, 1996: 5,423,341

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

                                      NONE

                                    PART I
Item 1.  Business
-----------------

(a) General Development of Business
    -------------------------------

H.D. Vest, Inc. (the "Company"), founded by Herb D. Vest, was formed on December 17, 1986, as a Texas corporation. The Company is a financial services company, organized for the purpose of investing in financial service companies and providing management services to such companies as well as other entities. The Company also conducts operations under the corporate assumed name of H.D. Vest Financial Services. The Company subsequently issued four shares of Common Stock in exchange for each outstanding share of H.D. Vest Investment Securities, Inc., which is now the primary asset of the Company. The Company owns all the outstanding shares of the following subsidiaries.

                                H.D. Vest, Inc.
                      d/b/a H.D. Vest Financial Services

                                     Incorporated
Subsidiaries                           (TEXAS)        Services
------------                            ------        --------
H.D. Vest Investment Securities, Inc.    1983         Registered Securities
"HDVIS"                                                 Broker-dealer
                                                      Products:
                                                          Mutual Funds
                                                          Unit Investment Trusts
                                                          Limited Partnerships
                                                          Stocks and Bonds

H.D. Vest Advisory Services, Inc.       1987          Registered Investment
"HDVAS"                                                  Advisor
                                                      Agent Licensing
                                                        Assistance
                                                      Money Management
                                                        Services

H.D. Vest Mortgage Services, Inc.       1989          Inactive Subsidiary
"HDVMS"

H.D. Vest Collateral Management Company 1988          Inactive Subsidiary
"HDVCMC"

H.D. Vest Business Valuation Services,  1987          Inactive Subsidiary
Inc.  "HDVBVS"

H.D. Vest Corporate Finance, Inc.       1990          Inactive Subsidiary
"HDVCF"

The Company was established to meet the growing demand for professional financial services. The Company's management believes that the tax professional is uniquely qualified to give confidential, professional financial advice and implement financial plans due to the tax professional's in-depth knowledge of his or her clients' financial situation. The Company offers the tax professional the means to provide personalized financial services to the consumer.

Representatives registered with the Company include CPAs, CFPs, Enrolled Agents
(EA), PhDs, CFAs, Registered Investment Advisors, tax attorneys, and other tax professionals. Many hold state or national offices in CPA societies, EA organizations and public accounting societies.

The Company's subsidiary HDVIS is a securities broker-dealer, registered with the Securities and Exchange Commission ("SEC") and securities regulatory commissions in all fifty (50) states, the District of Columbia and the Commonwealth of Puerto Rico. HDVIS is a member of the National Association of Securities Dealers ("NASD"), Securities Investors Protection Corporation ("SIPC") and the Securities Industry Association ("SIA"). HDVIS' Representatives are primarily tax professionals located throughout the United States who provide their clients with a wide range of financial services consisting of such investments as mutual funds, unit investment trusts, limited partnership interests, stocks and bonds. The Company utilizes the Representative base of HDVIS to market other services provided by the Company through its subsidiaries and an affiliated entity, which include insurance, business valuation services, financial planning, investment planning and other services.

The Company's subsidiary HDVAS was formed in response to the Company's belief that fee-based financial planning services offered benefits to the Company, its Representatives and their clients. HDVAS is an investment advisor registered with the Securities and Exchange Commission and various state regulatory agencies as well as a member of the Investment Company Institute. The Company's Representatives can register as Investment Advisor Representatives under HDVAS. HDVAS has developed proprietary fee-based services, which gives its Representatives the capability of providing fee-based financial planning services to their clients.

(b) Financial Information About Industry Segments
    ---------------------------------------------

The Company and its subsidiaries operate primarily in a single industry segment: securities brokerage and related financial services. The following table sets forth the Company's total revenues by major source:

                     SUMMARY OF COMPANY'S SOURCES OF REVENUE

                                          Year ending  September 30,
                                          -------------------------

                                             1994         1995         1996
                                             ----         ----         ----
Mutual Fund and UIT's                     $36,789,952  $30,611,062  $44,960,556
Partnership Interests                         280,053      198,910      126,945
Stocks, Bonds and Options                   2,276,175    1,930,867    2,752,832
Insurance Products                          3,912,106    4,286,916    7,753,815
Marketing and Education Fees                3,280,146    2,933,055    4,212,064
Portfolio Management Fees                   1,680,889    3,219,574    6,480,537
Facility and Service Fees
  from Affiliate                              314,196      551,379      416,298
All Other                                   1,753,679      938,288      806,175
                                          -----------  -----------  -----------

                                          $50,287,196  $44,670,051  $67,509,222
                                          ===========  ===========  ===========

The Company had assets of $12,336,852, $11,666,371 and $16,950,759, for the years ended September 30, 1994, 1995 and 1996, respectively. The Company had net income (loss) after tax of ($369,901), $1,329,001 and $1,188,707 for the years ended September 30, 1994, 1995 and 1996, respectively.


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

The various services of the Company, provided by the Company and/or its subsidiaries, are as follows and are discussed in more detail on the pages that follow:

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


H.D. Vest Investment Securities, Inc. --

     Investment Services
     Trading and Customer Service
     Representative Licensing
     Compliance and Due Diligence Services

H.D. Vest Advisory Services, Inc. --

     Professional Investment Advisory Services

H.D. Vest Mortgage Services, Inc. --

     Inactive Subsidiary

H.D. Vest Collateral Management Company --

     Inactive Subsidiary

H.D. Vest Business Valuation Services, Inc. --

     Inactive Subsidiary


The financial services industry is subject to extensive regulation on both the federal and state levels, with which the Company and its subsidiaries must comply (see "Government Regulation"). HDVIS and HDVAS must maintain current registration with the applicable regulatory bodies.

At September 30, 1996, the Company's distribution network consisted of approximately 4,601 fully licensed Representatives and approximately 399 Representatives in various stages of licensing.

TECHNICAL AND SALES SUPPORT SERVICES

The Company has assembled staff experts in areas of individual and business financial planning, including Certified Public Accountants, Certified Financial Planners, Chartered Financial Analysts, Chartered Life Underwriters, Certified Investment Management Analysts, Chartered Financial Consultants, Certified Employee Benefits Specialists, Chartered Pension Consultants, Enrolled Agents, Certified Management Accountants, American Institute of Certified Public Accountants-Accredited Personal Financial Specialists, Lawyers and Pension and Executive Compensation Certificate recipients. Through their capacity as consultants and instructors, these financial professionals are dedicated to provide financial planning and product information to H.D. Vest Representatives.

The Company has developed financial planning services to meet the needs of American families and businesses. These services are provided to the Company's Representatives, who in turn assist their clients with their financial planning needs. These services are discussed in the following paragraphs.

INVESTMENT PLANNING AND PRODUCT SELECTION - The Company provides assistance in the selection of investments suitable to meet the clients objectives. This process reviews the clients' risk tolerance, investment objectives, existing investments, and desired return to select the most suitable investment type and product. The investment planning services include retirement, education, insurance and tax planning.

PORTFOLIO MANAGEMENT - The Company provides assistance in the development of investment portfolios for clients. This process includes the development of risk profiles, selection of money managers and the allocation of assets for optimal portfolio results.

EMPLOYEE BENEFITS - The Company provides assistance to businesses in establishing employee benefit plans. These plans include funding and maintaining Qualified Retirement Plans.

BUSINESS PLANS - The Company provides assistance to businesses in the development of certain operating plans. The plans relate to areas of financing, cash management, risk management and buy-sell agreements.

ESTATE PLANNING - The Company provides assistance in planning for the eventual distribution of a client's estate. The focus centers on reducing tax liabilities at the time of distribution.


REGIONAL SUPPORT SYSTEM

The Company has developed a local support system designed to provide Representatives assistance in all aspects of financial planning including sales and marketing training, time management, practice management, financial products, and case studies. The Regional Support System (RSS) also provides a network for Representatives to consult with each other and analyze actual client situations. This system operates on the philosophy that the Representatives will learn from other Representatives who have successfully added financial planning services to their practices.

Each RSS group is led by a successful H.D. Vest Representative. This Representative has met specific criteria and attended extensive training before assuming this important role in the training of fellow H.D. Vest
Representatives. The Regional Support System is made up of Foundations, Chapters and Summit teams. These support groups are discussed in the following paragraphs.

FOUNDATIONS - Foundations teams are designed for Representatives who are willing to commit to a 12-month individualized intensive training program. The Foundation teams were created for those Representatives who want to integrate financial planning into their practices with the goal and commitment of achieving $25,000 in their 12-month rolling gross revenues. Foundation teams are made up of 10-15 participants and have monthly meetings. Individual training is offered based on needs.

CHAPTERS - All Representatives whose 12-month rolling gross revenues are under $25,000, who are not Foundation participants, are eligible to attend Chapter workshops in their areas. Chapters provide local H.D. Vest Representatives six monthly standardized workshop programs between the months of June and December. Each Chapter is made up of approximately thirty Representatives.

SUMMIT - All Representatives with 12-month rolling gross revenues greater than $25,000 are members of a Summit team. Monthly Summit meetings give Representatives the opportunity to network and share ideas with each other. In addition, all Summit members have the opportunity to attend regional conferences designed specifically for the more advanced technical needs of higher producing Representatives.


EDUCATIONAL SERVICES

The Company's educational staff develops educational programs and seminars to enhance the technical skills and knowledge necessary for each successful Representative. Self-study courses, marketing materials, newsletters, promotional pieces and software are a few of the tools used to train and educate the Company's Representatives and their clients.


REPRESENTATIVE RECRUITING

The Company recruits Representatives for its wholly-owned subsidiaries HDVIS and HDVAS. Since its inception, the Company has developed a recruiting process which the Company believes results in a larger network for distribution of financial products and services. Based on its experience in this area, the Company plans to use the methods that have been proven to be the most effective in the past in order to gain market share. These methods are discussed in the following paragraphs.

DIRECT MAIL. The Company has developed a direct mail database with over 400,000 tax and accounting professionals. Each respondent receives an H.D. Vest information package ("Opportunity Package"), follow-up calls, and invitations to recruiting seminars and H.D. Vest conferences.

RECRUITING SEMINARS. The Company holds seminars which qualify for Continuing Professional Education credits ("CPE") designed to promote the benefits of adding financial planning services to the tax professional's practice. These seminars also teach the tax professional how to select a financial services support firm that best meets their needs.

TELEMARKETING. Once contact has been made with an interested professional via the Company's direct mail efforts, the recruiting staff follows up by phone. The recruiting staff has been very effective in its follow up efforts utilizing its proprietary follow up system.

TRADE SHOWS. The Company regularly exhibits at numerous national seminars and training events.

REFERRAL INCENTIVE PROGRAMS. The Company offers its current Representatives who refer their colleagues to the Company override compensation for their efforts in this area.

TRADE PUBLICATION ADVERTISING. The Company periodically places advertisements to industry publications and other publications read by tax professionals.

EDUCATIONAL EVENTS. Accounting and tax professionals are continually invited to attend the Company's comprehensive financial planning seminars. Participants receive CPE credit, which provides the tax professional additional incentive to attend.

REGIONAL OFFICES. The Company intends to open local support offices on a regional basis as the size of the Representative base and the number of Regional Support System Representatives increases. To date, however, the effectiveness of local support offices has not been proven.

REPRESENTATIVE DEVELOPMENT

The Representative Development process is the cornerstone of the Company's concept of providing the client with the most qualified professional Representative available. The Company has made a significant investment in the development of programs to ensure that new recruits and veteran Representatives of the Company are provided with a high level of training to keep them apprised of financial opportunities for their clients.

The Company requires its Representatives to obtain specific licenses, complete training programs and follow prescribed procedures in adding financial planning and implementation services to their practices.

The training and marketing support programs offered by the Company to its Representatives are discussed in the following paragraphs.

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

     RSS Chapter meetings - During the educational season (from June through
     --------------------
     December), monthly hands-on training sessions are held in major metropolitan cities. These meetings provide Representatives with training in technical issues, products and sales ideas. A total of 650 RSS Chapter meetings were held in 100 cities throughout the United States in fiscal 1996, with 550 RSS Chapter meetings planned for fiscal 1997.

     RSS Summit meetings - Held regionally, these two-day events cover in-depth
     -------------------
     financial planning topics that train the Representative to identify financial planning problems, develop financial planning solutions and implement products.

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

Technical and Operational Support.  Each Representative is provided extensive
----------------------------------
technical and operational support in the following areas from the Company's home office personnel:

      - Technical Specialists
      - Educational Services
      - Order Processing and Trading
      - Compliance
      - Customer Service
      - Client Seminars
      - Product Due Diligence

Personal Assistance.  Each Representative is provided with timely and
--------------------
comprehensive personal assistance. Technical consultants proactively assist each Representative in goal setting, in monitoring the educational process and in providing technical advice.

Self-study Programs.  Representatives are provided modular educational kits
--------------------
(designed by the Company's personnel) on financial planning topics, which include technical, product and practice development areas.

Newsletters.  Representative newsletters are provided semi-monthly.
------------
Representatives may also subscribe to a syndicated column service.

Regional Support System.  Experienced Representatives assist new Representatives
------------------------
in the educational and developmental process on a local level to increase product sales.

Sponsor Support.  Key sponsors provide local and regional support to
----------------
Representatives, as well as supporting the Company's educational events.

Partners for Success.  The Partners for Success program links the Company's
---------------------
most successful Representatives with their peers who are less successful at marketing investment services. This provides a new source of prospective clients for the most proactive and successful Representatives and enables the Company to capitalize on the opportunity represented by clients whose investment needs are currently untapped by their primary Representatives.

REPRESENTATIVE SYSTEMS

The Information Services Division ("Division") provides computer systems for both the Company and its Representatives. The Division is responsible for developing and writing all of the programs and maintaining the hardware that support the Company's operations. During fiscal 1996 the Division upgraded the Company's computer equipment, phone system and the advisory operating system. The Division plans to continue monitoring and improving the operating systems of the Company during fiscal year 1997.

The Division introduced two new Representative programs, PC Invest for the Professional and Portfolio Analyst Plus. PC Invest for the Professional provides Representatives the ability to access clients that have accounts at the Company's clearing firm in order to view client account information, receive real-time quotes, and electronically send orders to the Company's trading room. Portfolio Analyst Plus is an asset allocation program that provides Representatives with the ability to illustrate the efficient frontier and compare current versus recommended portfolio holdings, and can be used as a tool while working with the client. The Information Services division plans to continue the development of the Representative Desktop which will provide the Representative with an integrated office management system, as well as other Representative programs during fiscal year 1997.

INSURANCE AGENCY MANAGEMENT SERVICES

The Company provides management services to an affiliated insurance agency, H.D. Vest Insurance Services. HDVIns represents a diversified spectrum of national insurance companies offering life, health, disability, long-term care and variable and fixed annuity products for both individuals and businesses. Representatives of the Company are licensed through HDVIns to sell insurance products. These Representatives are paid a commission on such sales by HDVIns. The Company does not receive any portion of these commissions, however, a facility and service fee is received for management and other services rendered by the Company. The Company has charged HDVIns $314,196, $551,379 and $416,298 for the years ended September 30, 1994, 1995 and 1996, respectively. As of September 30, 1996, the Company had a receivable of approximately $130,280 from HDVIns.

INVESTMENT SERVICES

H.D. Vest Investment Securities, Inc. is registered as a broker-dealer in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico, and is the investment products and trading subsidiary of the Company. HDVIS offers more than 500 nonproprietary investment products including mutual funds, unit investment trusts, direct investments, stocks and bonds. HDVIS is a member of the National Association of Securities Dealers, the Securities Investors Protection Corporation, and the Securities Industry Association.

TRADING AND CUSTOMER SERVICE

Trading and customer services are provided by the Company to its Representatives on an ongoing basis. The Company's trading room processes thousands of investment trades monthly in mutual funds, direct investments, unit investment trusts and individual securities. In addition, the H.D. Vest Discount Brokerage Service allows investors to buy and sell individual securities at discounted commission rates.

The following table summarizes the number of securities transactions processed by the Company:

                           Years Ended September 30,
                           -------------------------
                        1994         1995         1996
                        ----         ----         ----
                      1,928,779    1,569,425    2,422,705

Customer accounts for trading of stocks and bonds and certain mutual fund and direct participation programs are cleared on a fully disclosed basis through National Financial Services Corporation, 161 Devonshire Street, Mail Stop D6, Boston, Massachusetts 02110. National Financial Services Corporation, as the clearing firm for HDVIS, reflects all stock, bond and option transactions of HDVIS' customers on its own books. The majority of transactions involving mutual funds and direct participation programs are handled directly with the product distributors.

REPRESENTATIVE LICENSING

The Company provides step-by-step assistance to Representatives in obtaining their securities, insurance and Registered Investment Advisor licenses, including educational programs for exams and complete administrative processing with the National Association of Securities Dealers, the securities licensing agent and the state agencies that supervise insurance licensing.

COMPLIANCE AND SUPERVISION

The Company requires that all Representatives follow the Company's Professional Code of Ethics and Compliance and Supervisory Procedures. To that end, the Company's Compliance Department is responsible for Representatives' compliance with rules of the regulatory bodies that supervise the financial services industry. Due to the strict regulation of the financial services industry by federal and state agencies, it is important that the Company keep abreast of the activities of its Representatives and internal staff. The Company's Compliance Department supervises the investing activities of all Representatives.

PROFESSIONAL INVESTMENT ADVISORY SERVICES

H.D. Vest Advisory Services, Inc. conducts all of the investment advisory activities of the Company. HDVAS, formed in 1987 as a Texas corporation, is registered as an investment advisor with the Securities and Exchange Commission and various state regulatory agencies and is a member of the Investment Company Institute. The Company's Representatives can register as Investment Advisor Representatives under HDVAS, giving them the capability of providing fee-based financial planning services to their clients. As of September 30, 1996, there were approximately 1,779 Representatives registered with HDVAS.

VESTPREMIERE - The VestPremiere Investment Program is a fee-based service of HDVAS. This service, designed for clients with over $100,000 of current investable assets, allows individual investors, foundations, endowments, retirement plans and trusts to access comprehensive and independent consulting services that historically were reserved for only large institutional investors. Through its expert team of Certified Investment Management

Analysts, Chartered Financial Analysts, Certified Financial Planners, Chartered Financial Consultants and American Institute of Certified Public Accountants-Accredited Personal Financial Specialists, this service helps investors in determining the appropriate asset allocation and in choosing the proper money managers to manage various portions of their investment portfolio. A quarterly report is provided to each client detailing investment performance. As of September 30, 1996, there were approximately 1,054 client accounts utilizing the services of the VestPremiere Investment Program.

VESTFLEX - The VestFlex Investment Program is a service introduced by HDVAS during July 1993. The program is designed to provide clients with as little as $10,000 of investable assets with the rewards of asset allocation and professional monitoring. Individual investment objectives and risk tolerances are utilized to select the optimal portfolio in order to meet the client's needs. Each portfolio is invested in a family of mutual funds and diversified into different asset classes. A quarterly report is provided to each client detailing investment performance. As of September 30, 1996, there were approximately 2,491 client accounts in the VestFlex Investment Program.

VEST ADVISOR - The Company introduced its Vest Advisor program in October 1995. This program accommodates clients with a minimum of $25,000 of current investable assets. These investments are managed by the client's Representative according to the portfolio goals established between the Representative and the client. Each client's investment is held in a single brokerage account. A quarterly report is provided to each client detailing investment performance.
As of September 30, 1996, there were approximately 565 client accounts in the Vest Advisor Investment Program.


                             GOVERNMENT REGULATION

H.D. VEST INVESTMENT SECURITIES, INC. - The securities industry in the United States is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers such as HDVIS, however, has been delegated to self-regulatory organizations such as the NASD. The NASD conducts periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. HDVIS is currently registered as a broker-dealer in all fifty states, the District of Columbia and the Commonwealth of Puerto Rico.

The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, representative supervision, trade practices among broker-dealers, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations, and changes in the interpretation of enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC and the self-regulatory organizations may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulations and discipline of broker-dealers is the protection of customers and the securities markets rather than protection of creditors and stockholders of broker-dealers (see "Item 3 Legal Proceedings").

HDVIS is a member of the Securities Investors Protection Corporation. SIPC provides protection to customers (but not shareholders) if a SIPC member fails financially. Customers (NOT INCLUDING INVESTORS IN THE STOCK OF THE COMPANY) of HDVIS that have securities and/or cash on deposit with HDVIS, would be protected up to a maximum of $500,000, including up to $100,000 on claims for cash.

HDVIS is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to
1. Minimum net capital can never be lower than $250,000 or 6 2/3% of aggregate indebtedness, as defined, whichever is greater. In computing net capital under the Uniform Net Capital Rule, various adjustments are made to net worth to exclude assets which are not readily convertible into cash and to conservatively state other assets, such as a firm's position in the securities that it holds in its own account. To that end, a deduction is made against the market value of such securities to reflect the possibility of a market decline prior to their disposition. For each dollar that net capital is reduced, by means of such deductions or otherwise (for example, through operating losses or capital rules, which are unique to the securities industry), financial restrictions are imposed upon the Company which are more severe than those imposed on corporations engaged in certain other types of business (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources"). HDVIS had net capital, required net capital and excess net capital for the years ended September 30, 1994, 1995 and 1996 as follows:

                                1994        1995        1996
                                ----------  ----------  ----------
Net capital                     $1,299,003  $1,449,906  $1,409,407
Required net capital               293,682     250,000     392,490
                                ----------  ----------  ----------
Excess net capital              $1,005,321  $1,199,906  $1,016,917
                                ==========  ==========  ==========

H.D. VEST ADVISORY SERVICES, INC. - The financial planning industry is subject to federal regulation under the Investment Advisor Act of 1940, requiring those providing fee-based investment advice to register with the SEC. Most states also have registration and reporting requirements. HDVAS is registered as an investment advisor with the SEC and 49 state regulatory agencies.

H.D. VEST, INC. - The Company and its subsidiaries' regulatory environment, which consists of various areas of securities, investment advisory and accountancy law, is extremely complex. In recognition of this reality, the Company has found it prudent to open the channels of communication between Company officials and the politicians and regulators who influence its business. Several Company officers volunteer their personal time and money in connection with their own political interests, and the Company occasionally contributes funds to the administrative accounts of political parties. The Company contributed such funds totaling approximately $150,000 for the year ended September 30, 1996. All such activities and contributions are carefully reviewed by the Company's legal counsel to ensure that they comply with the law.


                                  SEASONALITY

Because the Company's Representatives consisted primarily of tax professionals, a majority of the Company's revenues (approximately 52% in fiscal 1996) are generated during tax season (December through May). Tax season is the time of year that the Company's Representatives have the most contact with the greatest number of their clients.

                        DEPENDENCE ON A SINGLE CUSTOMER

No material part of the Company's consolidated commission revenues is originated by a single Representative.

                                  COMPETITION

There is intense competition in the brokerage and insurance industry from large, diversified, well-capitalized brokerage firms, financial institutions and other organizations. Retail oriented financial service providers and other financial institutions are investing substantial funds in advertising and direct solicitation of customers to increase their market share, and in many cases the Company is directly competing with such organizations for the same market share.

                                   EMPLOYEES

At September 30, 1996, the Company employed 189 full-time employees who provide support services to Representatives of the Company. To the extent that the Company recruits additional Representatives, the number of employees would be expected to increase proportionately during the fiscal year ending September 30, 1997.

                            Employees by Department
                           As of September 30, 1996
                Marketing and Technical Support              58
                Administration and Other                     27
                Operations                                   88
                Educational Services                         16
                                                            ---
                                                            189
                                                            ===

The majority of employees are college graduates and are securities licensed.

Item 2.  Properties
-------------------

The Company occupies approximately 34,000 square feet of office space in Irving, Texas, located at 433 East Las Colinas Blvd.

Item 3.  Legal Proceedings
--------------------------

During the fiscal year ended September 30, 1994, the Securities and Exchange Commission began an investigation of H.D. Vest Investment Securities, Inc., relating to the activities of a former Representative. In July 1995, concurrent with an administrative proceeding instituted against HDVIS, the SEC and HDVIS entered into a settlement agreement. Pursuant to the settlement agreement, HDVIS (i)paid a monetary sanction of $50,000 and (ii)agreed to modify its supervisory and compliance procedures in accordance with the recommendations of an independent consultant retained by the Company.

Additionally, during fiscal 1994, in connection with the matter described above, a group of clients of the former Representative commenced a civil action against HDVIS and the former Representative alleging violations of securities laws, fraud, conversion and related causes of action. In June 1995, the Company paid for the benefit of the plaintiffs, approximately $450,000 as reimbursement of what the Company believed to represent actual out-of-pocket losses plus interest. This legal action was submitted to binding arbitration before the NASD.

In September 1996, the arbitration panel awarded the plaintiffs approximately $1.7 million of which approximately $475,000 represented recovery of alleged economic losses. HDVIS intends to appeal the award but has nevertheless accrued and set aside sufficient net capital to pay the $1.7 million award following the exhaustion of all appeals. In this regard, the Company made a non-refundable contribution of $1 million to increase the net capital of HDVIS pursuant to a previously executed Facility and Services Agreement between the Company and HDVIS. The Company believes a fidelity bond issued in favor of HDVIS will cover approximately $250,000 of the total award. To the extent the bond does not cover $250,000 of the award, the Company would have to record additional expenses related to the award and may be required to make additional capital contributions to HDVIS.

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


Item 4.  Submission of Matters to a Vote of Shareholders
--------------------------------------------------------

The annual meeting of shareholders of the Company was held on May 31, 1996, at the Hyatt Regency in San Diego, California. Matters voted on and approved by the Company's Shareholders at the meeting included the re-election of Herb D. Vest as Chairman of the Board of Directors, the re-election of Barbara Vest, Kenneth
E. Reynolds, Jack B. Strong, Jerry M. Prater, Phillip W. Mayer, and Lynn R. Niedermeier as Directors of the Company. Other matters brought to a vote at this meeting were the approval of Arthur Andersen LLP as the Company's independent public accountants for the ensuing year, the approval of the Company's Executive Officer Compensation Plan, as well as the Company's Vice President Compensation Plan. Below is a list of the items voted on at the annual shareholder meeting and the distributions of votes.


Matter Voted                                Voted For    Voted Against    Abstained    Non-vote
------------                                ---------    -------------    ---------    --------
Directors
  Herb D Vest                               5,025,636             -          64,233         -
  Barbara Vest                              5,025,436             -          64,433         -
  Jack B Strong                             5,025,636             -          64,233         -
  Kenneth E. Reynolds                       5,025,636             -          64,233         -
  Jerry M. Prater                           5,025,636             -          64,233         -
  Phillip W. Mayer                          5,025,636             -          64,233         -
  Lynn R. Niedermeier                       5,023,526             -          66,343         -

Independent Auditors                        5,054,691           28,735        6,443         -

Executive Officer
  Compensation Plan                         4,928,034          121,724       35,561       4,550

Vice President                              4,927,122          121,124       37,073       4,550
  Compensation Plan

                                    Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

As of September 30, 1996 the Company's stock was listed on the NASDAQ National Market System. The total trading volume of the Company's stock for fiscal 1996 was 567,747. There can be no assurance that a more active market will develop. The following table sets forth the range of high and low closing bid prices of the Company's Common Stock as reported by NASDAQ-NMS during the periods indicated. The prices set forth below represent prices between dealers, do not include retail markups, markdowns, or commissions and do not necessarily represent actual transactions.

                                                      High       Low
                                                      ----       ---
Months Ended                             9/30/96      $5.50      $2.63
                                         6/30/96       3.88       2.75
                                         3/31/96       3.00       1.88
                                        12/31/95       3.00       1.88
                                        ------------------------------
                                         9/30/95       3.13       2.75
                                         6/30/95       3.38       2.50
                                         3/31/95       3.38       2.50
                                        12/31/94       3.88       2.25
                                        ------------------------------
                                         9/30/94       4.25       3.00
                                         6/30/94       5.75       3.75
                                         3/31/94       7.00       5.25
                                        12/31/93       6.50       4.50
                                        ------------------------------

As of September 30, 1996, there were 760 holders of record of the Company's common stock.

The NASDAQ Qualifications Standards requires any company wishing to remain listed to have net tangible assets of $1,000,000, public float of shares of 200,000 (which are shares not held directly or indirectly by any officer, director or beneficial owner of more than 10% of the total shares outstanding), market value of public float of $1,000,000, $1 minimum bid for outstanding shares , 400 shareholders and 2 market makers.

If the Company was subsequently delisted from the NASDAQ National Market System, such delisting would materially limit the public market for the Company's common stock through loss of news coverage, possible decline in share price and possible difficulty in obtaining subsequent financing. In such event, a stockholder might encounter difficulty in selling his or her common stock.

The Company has paid no dividends on its common stock since incorporation. The Company intends to continue to devote its earnings, if any, to the growth and development of the Company. Any dividends in the future will depend upon the development of retained earnings, the Company's financial requirements and other factors.


POTENTIAL FUTURE SALES PURSUANT TO RULE 144 -

Of the 5,423,341 shares of common stock outstanding as of September 30, 1996, 4,115,754 shares of common stock are "restricted securities," as that term is defined in Rule 144 under the Securities Act of 1933, as amended. Under this rule, a person (or persons whose shares are aggregated) not affiliated with the issuer who has satisfied a two-year holding period may, under certain circumstances, sell within a three-month period a number of shares which does not exceed the greater of 1% of the shares outstanding or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of the Company and who has satisfied a three-year holding period. After a three-year holding period, if a person is not an affiliate and has not been an affiliate for the last three months, then the person can sell his shares without any restrictions applicable to Rule 144. Herb D. Vest, the Chairman of the Board and Chief Executive Officer of the Company, owns 2,478,092 shares which are subject to Rule 144. Mr. Vest acquired the majority of his shares in February 1987. Also, Barbara Vest, a Director of the Company owns 1,519,646 shares of which 1,487,808 are restricted. Future sales under Rule 144 may have a depressive effect on the price of the Company's common stock. Herb D. Vest and Barbara Vest have escrowed substantially all of their stock, including shares pledged on outstanding lines of credit, with an independent escrow agent in order to meet certain conditions required by the State of Texas under a previous S-18 registration statement.
The escrowed shares began to release from escrow in 1994 at a rate of 20% per year.

     Item 6.  Selected Financial Data
     --------------------------------

The following summary of certain financial information relating to the Company for the five years ended September 30, 1996, has been derived from the audited financial statements of the Company. Such information should be read in conjunction with the Consolidated Financial Statements and the report thereon of Arthur Andersen LLP, independent public accountants, located elsewhere in this document.

                                                  Summary of Consolidated Statements of Operations
                                                              Years Ended September 30,

-------------------------------------------------------------------------------------------------------------------------------
                                                        1992            1993           1994            1995           1996
                                                  -----------------------------------------------------------------------------
Total Revenues                                      $35,532,056     $46,007,817    $50,287,196     $44,670,051    $67,509,222
Net Income (Loss)                                   $(3,187,347)    $ 2,934,722    $  (369,901)    $ 1,329,001    $ 1,188,707
Net Income (Loss)Common share                       $      (.63)    $       .52    $      (.09)    $       .22    $       .20
Cash Dividends Declared per common share            $      -        $      -       $      -        $      -       $      -

                                                          Summary of Consolidated Statements
                                                                 of Financial Position
                                                                  As of September 30,

-------------------------------------------------------------------------------------------------------------------------------
                                                        1992            1993           1994            1995           1996
                                                  -----------------------------------------------------------------------------
Working Capital                                     $  294,033      $2,533,029      $ 1,012,016    $ 1,293,871    $ 2,821,115
Total Assets                                        $8,690,589      $9,857,018      $12,336,852    $11,666,371    $16,950,759
Notes Payable and Obligations
 under Capital Leases (net of
 current maturities)                                $  620,900      $  187,858      $   543,848    $   430,739    $   676,844
Total
 Liabilities                                        $8,361,445      $6,720,687      $ 9,697,957    $ 7,726,010    $11,949,226
Shareholders'
 Investment                                         $  329,144      $3,136,331      $ 2,638,895    $ 3,940,361    $ 5,001,533

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had working capital of $2,821,115, an increase of $1,527,244 from the $1,293,871 of working capital at September 30, 1995. The increase in working capital is primarily the result of a 51% increase in total revenues for the year ended September 30, 1996.

Cash provided by operating activities increased by $2,995,116 to $3,780,785 for the year ended September 30, 1996 compared to the year ended September 30, 1995. The increase in cash provided by operations is primarily due to the increase in revenues for the year ended September 30, 1996.

Cash used for investing activities declined by $111,253 to $374,551 for the year ended September 30, 1996. The decrease is primarily due to a reduced level of software development costs in 1996 as compare to 1995. Cash used for investing activities of $485,804 and $934,010 for the years ended September 30, 1995 and 1994 included costs incurred for software development, designed to improve the productivity of the Company and its Representatives, and costs related to the formation of the Deferred Compensation Plan. The Company incurred expenditures of $315,179, $95,145 and $407,299 for furniture, fixtures and computer equipment for the years ended September 30, 1996, 1995 and 1994.

Cash used for financing activities of $54,448 during the fiscal year ended September 30, 1996 included net advances on the lines of credit with Mr. Vest and Ms. Vest, payments for capital lease obligations and preferred stock dividends. Net advances on lines of credit consist of advances to Mr. Vest of $285,714, payments from Mr. Vest of $285,714, advances to Ms. Vest of $178,000 and payments from Ms. Vest of $42,302. Cash provided by financing activities during the fiscal year ended September 30, 1996 included amounts deferred by Representatives under the Deferred Compensation Plan. Cash used for financing activities of $1,110,045 during the fiscal year ended September 30, 1995 include net advances on the lines of credit with Mr. Vest of $879,290 and with Ms. Vest of $53,884, payments for capital lease obligations and preferred stock dividends, offset by amounts deferred by Representatives under the Deferred Compensation Plan.

Additionally, during 1996, the Company acquired, under various capital lease agreements, telephone equipment and other property necessary to support the current and projected operating levels of the Company.

The Company's historical growth has been financed through loans, private placements of preferred and common stock, public offerings of common stock and cash flows from operations. For the period from inception through September 30, 1996, amounts from these sources have been approximately $2.5 million, $2.6 million, $5.1 million and $6.9 million, respectively.

In July 1995, the Company began accepting contributions for the Deferred Compensation Plan ("the Plan") for its Representatives. Pursuant to the Plan, Representatives may forego current compensation, thus postponing recognition of income otherwise currently taxable, and subsequently receive the deferred compensation plus a Company matching contribution, as defined in the Plan. As of September 30, 1996 and 1995, approximately $591,000 and $73,000, respectively, had been deferred under the Plan.

Matching contributions of amounts deferred under the Plan must be accrued as additional commission expense on a straight-line basis from the period deferred until the Representative is paid the deferral amount and matching contribution. Accordingly, participation in the Plan by Representatives will have the effect of increasing commission expense in the years in which commissions are earned and deferred by participants. Such increases in commission expense will have an adverse effect on the net income of the Company. To the extent that Representatives elect to defer receipt of compensation under the Plan, such compensation will ultimately be paid to the participant in the form of cash. As of September 30, 1996 and 1995, the Company had accrued matching contributions of approximately $45,000 and $1,000, respectively.

The Company continually monitors the capital markets for opportunities to obtain financing to meet its growth needs. Historically, the Company has significantly increased its recruiting and development activities upon obtaining such financing. The Company must expense all costs related to these activities. Additionally, in periods of increased recruiting and development activities, the Company has experienced higher general and administrative costs as overhead increased to support the recruiting and development activities. Consequently, the Company has generated substantial net losses subsequent to obtaining financing needed to fund further growth. Should the Company obtain future financing to fund its growth plans, it is likely the Company would generate net losses in the period subsequent to obtaining such financing.


RESULTS OF OPERATIONS

REVENUES

The Company's revenues for the year ended September 30, 1996, were $67,509,222, a 51% increase over the year ended September 30, 1995. Management believes that the increase in revenues is due in part, to continued strength in overall financial markets and to the development of training and educational programs. The Company's revenues for the year ended September 30, 1995 were $44,670,051, an 11% decrease from the year ended September 30, 1994. Management believes that revenues in 1995 were negatively impacted by rising interest rates which made interest-bearing investments attractive to investors. Additionally, the Company placed increased emphasis on its fee-based business. As Representatives switch their investment strategies from front-end sales charge investments (i.e. mutual funds) to fee-based investments, commission revenue will be replaced by on-going portfolio management fees. In the short term, the decrease in commission revenue will be greater than the increase in portfolio management fees. However, portfolio management fees will be earned annually on client funds that remain invested in fee-based programs, compared to a one-time front-end sales charge on mutual fund investments.

Commission revenue as a percentage of gross product sales has gradually declined since the Company's formation. This decline is primarily due to an industry-wide reduction in commissions on mutual funds and unit investment trusts. These products comprise a majority of the revenues generated by HDVIS, the Company's main operating subsidiary. To the extent that these commissions continue to decline, HDVIS must increase the volume of products sold to maintain historical commission revenue levels.

Due to the declining trend of commission revenue as a percentage of gross product sales, the Company continues to devote significant resources to further develop its fee-based programs. Portfolio management fees from these programs were $6,480,537 for the year ended September 30, 1996, a 101% increase over the year ended September 30, 1995. Portfolio fee revenues for the years ended September 30, 1995 and 1994, were $3,219,574 and $1,680,889, respectively, a 92% and 112% increase over the years ended September 30, 1994 and 1993, respectively.

The reasons for changes in the Company's revenues in the years ended September 30, 1994, 1995, and 1996 are summarized in the following table:

                             % Change for the Years Ended September 30,
                                    as compared to Previous Years
                             ----------------------------------------
 Source of Revenue             1994            1995          1996
 -------------------------   --------        --------       -------
 Mutual Fund and UIT's (1)       +4%           -17%            +47%
 Variable Insurance
   Products (2)                 +42%           +10%            +81%
 Limited Partnership
   Interests (3)                -14%           -29%            -36%
 Stocks, Bonds and
   Options (1)                  +33%           -15%            +43%
 Investment Advisory
   and Portfolio
   Management Fees (4)         +112%           +92%            +101%
 Facility and Service
   Fees (5)                      -1%           +75%            -24%
 Marketing and
   Educational
   Fees (6)                     +22%           -11%            +44%
 Other (7)                       -2%           -47%            -14%

(1) Revenues increased in 1994 and 1996 due to increases in product sales resulting in part from the growth in the number of Representatives and the training programs provided by the Company, and in part due to stable or declining interest rates. Revenues in 1995 decreased due to rising interest rates which made interest-bearing investments attractive to investors.

(2) Revenues increased due to the increase in the number of Representatives licensed to offer this product and market conditions which made this product a better investment.

(3) Revenues decreased due to a decline in demand for this type of product due to changes in tax laws and the economic viability of these products.

(4) Revenues increased in part to an increase in the number of Representatives licensed to offer this product and the development of additional fee-based services. The division has continued to grow with the addition of new accounts and new services, VestFlex and VestAdvisor Investment Programs. During 1994, 1995 and 1996, the Company has devoted significant resources to further develop fee-based programs.

(5) Facility and Service Fees decreased in 1994 and 1996 due to a decrease in the resources available to support this product line. Fees in 1995 increased due to the allocation of more resources to support this product line.

(6) Revenues in 1994 and 1996 increased due to increases in sales and the expansion of the educational programs and seminars provided by the Company. Product sponsors assist in the funding of our educational services. Revenues in 1995 decreased as a direct result of a sluggish market, which reduced the receipts from sponsors.

(7) Effective November 15, 1989, the Company began charging a transaction fee of $10.50 for each transaction processed by the Company, subject to certain limitations. This policy was discontinued in the first quarter of fiscal year 1995. Transaction fees for the years ended September 30, 1994, and 1995 were $845,436, and $64,586 respectively.

During 1996, the Company continued development of programs designed to increase revenues. Each of these programs is discussed in summary below.

Regional Support System (RSS)
-----------------------------

The RSS program is designed to provide Representatives with local support in all aspects of financial planning including sales and marketing training and time and practice management. Each RSS group is led by an H.D. Vest Representative. The RSS program is built around Foundation Teams (for Representatives seeking to achieve $25,000 in rolling 12-month gross revenues), Chapters (which are similar to the Foundation Teams except that they are held in larger workshop formats) and Summit Teams (for Representatives above the $25,000 rolling 12-month gross revenue threshold).

Total Client Commitment (TCC)
-----------------------------

The TCC program reflects the Company's belief that H.D. Vest Representatives have a continuing obligation to provide comprehensive, knowledge-based services to their clients in a professional and ethical manner. To support the Representatives in fulfilling this obligation, the Company is providing a wide range of educational tools including newsletters, audiotapes, direct marketing programs and success training. Additional programs include Client Appreciation Week, Client Service Awards and the H.D. Vest Merit Scholarship program for children of H.D. Vest investment clients.

Partners for Success (PfS)
--------------------------

The PfS program offers successful H.D. Vest Representatives the opportunity to work with low-producing Representatives to generate a new source of revenue, while providing the low-producing Representatives the opportunity to increase their revenue stream with little effort, time or money.


NET INCOME (LOSS)

Net income for the year ended September 30, 1996 was $1,188,707 compared to net income of $1,329,001 and a net loss of $(369,901) for the years ended September 30, 1995 and 1994, respectively.

General and administrative expenses for the year ended September 30, 1996 were $14,968,196, an increase of $4,157,304 from the prior year total of $10,810,892. Included in the increased expenses are amounts related to incentive compensation plans for executive officers, senior managers and employees, and additional administrative and operational staff to support current and projected operating levels. Also included in general and administrative expense are costs related to an arbitration award to a group of clients of a former Representative. The following table summarizes the related charges to general and administrative expense related to this matter. For a more detailed discussion see "Item 3. Legal Proceedings."

                                             Year Ended September 30,
                                     -----------------------------------------
                                       1994            1995           1996
                                     ---------      ----------     -----------
Professional fees and other
   expenses                         $   350,245    $    42,312     $    665,937
SEC sanction                            200,000       (150,000)           -
Receivable from bonding
   Company                                 -                           (250,000)
Payments and arbitration
   awards to plaintiffs                    -           452,292        1,700,000
                                    -----------    -----------     ------------

                                    $   550,245    $   344,604     $  2,115,937
                                    ===========    ===========     ============

General and administrative expenses for the year ended September 30, 1995 were $10,810,892, a decrease of $2,893,060 from the prior year total of $13,703,952. A substantial amount of the Company's expenses are variable and controllable. Consequently, as revenues declined during 1995, the Company was able to reduce certain expenses to maintain profitability. Additionally, the reduction for fiscal 1995 is partially a result of a credit to expense of $381,331 related to the cancellation of an officer's severance agreement.

Representative development costs for the year ended September 30, 1996 were $6,506,014, an increase of $1,979,377 over the prior year. The increase in development costs is due to programs designed to increase revenues. These programs include Partners for Success, Total Client Commitment and the Regional Support System. Representative development costs for the year ended September 30, 1995 were $4,526,637, a decrease of $411,490 from the prior year. The decrease in development costs for 1995 is generally due to reduced levels of variable and controllable expenses.

Representative recruiting costs for the year ended September 30, 1996, were $773,909, an increase of $375,072 over the prior year. Representative recruiting costs for the year ended September 30, 1995, were $398,837, a decrease of $120,339 from the expense of $519,176 for the year ended September 30, 1994. The increase in fiscal 1996 is the result of an increased use of direct mail to find prospective Representatives. The decrease in recruiting costs for fiscal 1995 is related to the curtailment of the direct mailing activities of the Company. Recruiting activities for fiscal 1995 and 1994 focused on the use of a referral program through which existing Representatives received incentives for recruiting new Representatives and the newly implemented RSS program. To the extent that the Company decides in the future to devote significant resources to rapidly expand its Representative base through aggressive recruiting activities, future profitability will likely be negatively impacted.

The Company's Representatives include Certified Public Accountants. Currently, however, most state boards have regulations prohibiting CPAs from receiving commissions for the sale or referral of products or services to their clients. Since 1990, seventeen states have changed their rules to allow commission income by CPAs and several other states have proposed rule changes. In California, Mississippi and Louisiana, where commissions are prohibited, CPA Representatives have been challenged by their state regulatory boards. The Company has chosen to vigorously support these Representatives. In Louisiana and Mississippi a lower court found in favor of the Representative and these cases are on appeal. The California litigation has not reached trial. The Company incurred legal costs of approximately $573,000, $156,000 and $242,000 for the years ended September 30, 1994, 1995 and 1996, respectively, to support these Representatives. Mississippi's board changed its rule to allow commissions effective January 1, 1996.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------


                      Index

                                                                 Page(s)
                                                                 -------
Report of Independent Public Accountants                           F-1

Consolidated Statements of Financial
  Position - September 30, 1995 and 1996                        F-2 & F-3

 Consolidated Statements of Operations -
  Three years ended September 30, 1996                             F-4

 Consolidated Statements of Shareholders'
  Investment - Three years
  ended September 30, 1996                                         F-5

 Consolidated Statements of Cash Flows -
  Three years ended September 30, 1996                             F-6

 Notes to Consolidated Financial Statements                     F-7 - F-19

                    Report of Independent Public Accountants



To the Shareholders and Directors of H.D. Vest, Inc.:

     We have audited the accompanying consolidated statements of financial position of H.D. Vest, Inc. (a Texas Corporation) as of September 30, 1995 and 1996, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H.D. Vest, Inc. as of September 30, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.






                                                            Arthur Andersen LLP

Dallas, Texas,
November 5, 1996

                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                    ASSETS

                                                September 30,
                                          -------------------------
                                              1995          1996
                                          -----------   -----------
Current assets:
   Cash and cash equivalents              $ 3,383,060   $ 6,734,846
   Commissions and accounts
     receivable                             3,329,869     4,509,419
   Current portion - notes receivable
     related parties                          522,178       579,660
   Deferred taxes                                   -       480,370
   Receivable from affiliate                   98,929       130,280
   Prepaid expenses                            56,773        91,377
                                          -----------   -----------

      Total current assets                  7,390,809    12,525,952
                                          -----------   -----------

Property and equipment, net of
  accumulated depreciation
  of $1,924,547 at 1995, and
  $2,255,821 at 1996                        1,289,111     1,673,472
Notes receivable - related parties,
  net of current portion                    1,978,099     2,084,411
Intangible and other assets, net of
  accumulated amortization                  1,008,352       666,924
                                          -----------   -----------

Total assets                              $11,666,371   $16,950,759
                                          ===========   ===========




       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                                   September 30,
                                            ----------------------------
                                                1995           1996
                                            -------------  -------------
Current liabilities:
   Accounts payable and accrued expenses     $ 3,005,316    $ 5,583,156
   Amounts due on clearing transactions          669,187        729,591
   Commissions payable                         2,222,435      3,317,096
   Payable to officer and directors              200,000         74,994
                                             -----------    -----------

      Total current liabilities                6,096,938      9,704,837
                                             -----------    -----------

Obligations under capital leases,
  excluding current installments                 430,739        676,844

Other noncurrent liabilities                     157,331        636,435

Unearned revenue                               1,041,002        931,110



Shareholders' investment:
Preferred stock, $6 par value;
  10,000,000 shares authorized,
  250,067 shares issued and outstanding
  in both 1995 and 1996                        1,500,402      1,500,402
Common stock, $.05 par value;
  100,000,000 shares authorized,
  5,423,341 outstanding at September 30,
  1995 and 1996                                  271,167        271,167
Additional paid-in capital                     5,080,834      5,080,834
Deficit                                       (2,912,042)    (1,850,870)
                                             -----------    -----------

   Total shareholders'
     investment                                3,940,361      5,001,533
                                             -----------    -----------

Total liabilities and
   shareholders' investment                  $11,666,371    $16,950,759
                                             ===========    ===========

       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Years Ended September 30,
                                   -----------------------------------------
                                       1994           1995          1996
                                   -------------  ------------  ------------
Revenues:
   Commissions                      $43,258,286    $37,027,755   $55,594,148
   Marketing and education fees       3,280,146      2,933,055     4,212,064
   Portfolio management fees          1,680,889      3,219,574     6,480,537
   Facility and service fee
     from affiliate                     314,196        551,379       416,298
   Other                              1,753,679        938,288       806,175
                                    -----------    -----------   -----------

    Total revenues                   50,287,196     44,670,051    67,509,222
                                    -----------    -----------   -----------

Expenses:
   Commissions                       31,332,505     27,322,184    43,468,352
   General and administrative        13,703,952     10,810,892    14,968,196
   Representative development         4,938,127      4,526,637     6,506,014
   Representative recruiting            519,176        398,837       773,909
   Interest                              62,603        100,280        96,161
                                    -----------    -----------   -----------

    Total expenses                   50,556,363     43,158,830    65,812,632
                                    -----------    -----------   -----------

Net income (loss) before state
  and federal income tax               (269,167)     1,511,221     1,696,590

Provision for state and federal
  income tax                            100,734        182,220       507,883
                                    -----------    -----------   -----------

Net income (loss)                   $  (369,901)   $ 1,329,001   $ 1,188,707
                                    ===========    ===========   ===========

Net income (loss)
  per common share                       $(0.09)         $0.22         $0.20
                                    ===========    ===========   ===========

Weighted average number of
  common shares outstanding           5,392,287      5,406,337     5,423,341
                                    ===========    ===========   ===========

       The accompanying notes are an integral part of these consolidated financial statements

                               H. D. VEST, INC.

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

            FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1995, AND 1996

                          Shares of Stock                                Additional
                            Outstanding         Preferred      Common      Paid-in
                     -------------------------
                      Preferred      Common       Stock        Stock       Capital      Deficit         Total
                     -----------  ------------  -----------  ----------  -----------  -----------     ----------
Balance at
 September 30, 1993     250,067     5,392,287    1,500,402     269,614    4,982,387    (3,616,072)     3,136,331

Preferred Dividends        -             -            -           -            -         (127,535)      (127,535)

Net Loss                   -             -            -           -            -         (369,901)      (369,901)
                     -----------  ------------  -----------  ----------  -----------  -----------     ----------
Balance at
 September 30, 1994     250,067     5,392,287    1,500,402     269,614    4,982,387    (4,113,508)     2,638,895

Issuance of Common
 Stock as Compensation     -           31,054         -          1,553       98,447          -           100,000

Preferred Dividends        -             -            -           -            -         (127,535)      (127,535)

Net Income                 -             -            -           -            -        1,329,001      1,329,001
                     -----------  ------------  -----------  ----------  -----------  -----------     ----------
Balance at
 September 30, 1995     250,067     5,432,341    1,500,402     271,167    5,080,834    (2,912,042)     3,940,361

Preferred Dividends        -            -             -           -            -         (127,535)      (127,535)

Net Income                 -            -             -           -            -        1,188,707      1,188,707
                     -----------  ------------  -----------  ----------  -----------  -----------     ----------
Balance at
 September 30, 1996     250,067     5,432,341   $1,500,402    $271,167    5,080,834   ($1,850,870)    $5,001,533
                     ===========  ============  ===========  ==========  ===========  ===========     ==========


      The accompanying notes are an integral part of these consolidated financial statements.

                               H. D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Years Ended September 30,
                                                --------------------------------
                                                   1994        1995        1996
                                              -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                            $  (369,901) $ 1,329,001  $ 1,188,707
 Reconciliation of net income (loss) to
  net cash provided by operating activities
   Depreciation and Amortization                  668,489      850,941      901,093
   Loss on Sale of Assets                            -             -        120,716
   Common stock issued as compensation               -         100,000         -
   Writedown of non-current assets to
    net realizable value                          276,153         -            -
  Changes in assets and liabilities
   Commissions and accounts receivable         (1,461,157)     350,810   (1,179,550)
   Deferred tax                                      -            -        (480,370)
   Receivable from affiliate                      133,245       53,611      (31,351)
   Prepaids and other assets                     (125,945)      33,001      (72,702)
   Receivable from (payable to)
     officers and directors                       255,950     (205,400)    (125,006)
   Accounts payable and accrued expenses        1,616,162     (403,862)   2,414,075
   Commissions payable                            999,367     (168,704)   1,094,661
   Amounts due on clearing transactions          (262,460)  (1,004,344)      60,404
   Unearned revenue                                12,261     (149,385)    (109,892)
                                              -----------  -----------  -----------
  Net cash provided by operating
   activities                                   1,742,164      785,669    3,780,785
                                              -----------  -----------  -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to other assets                       (526,711)    (390,659)     (69,372)
 Purchases of property and equipment             (407,299)     (95,145)    (315,179)
 Proceeds from sale of assets                        -            -          10,000
                                              -----------  -----------  -----------

   Net cash used for
    investing activities                         (934,010)    (485,804)    (374,551)
                                              -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Preferred stock dividends                       (127,535)    (127,535)    (127,535)
 Advances from deferred compensation plan            -          72,857      518,286
 Advances on notes receivable -
  related parties                              (1,470,710)  (2,073,497)    (463,713)
 Payments on notes receivable -
  related parties                                    -       1,238,092      338,017
 Payment on notes payable and
  capital lease obligations                      (241,103)    (219,962)    (319,503)
                                              -----------  -----------  -----------
   Net cash used for
    financing activities                       (1,839,348)  (1,110,045)     (54,448)
                                              -----------  -----------  -----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                          (1,031,194)    (810,180)   3,351,786

CASH AND CASH EQUIVALENTS,
 beginning of year                              5,224,434    4,193,240    3,383,060
                                              -----------  -----------  -----------

CASH AND CASH EQUIVALENTS,
 end of year                                  $ 4,193,240  $ 3,383,060  $ 6,734,846
                                              ===========  ===========  ===========

       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) ORGANIZATION - H.D. Vest, Inc. (the "Company") is a Texas corporation formed in December, 1986 to manage the various financial services divisions of the H.D. Vest Financial Services group. Through its wholly-owned subsidiaries, the Company provides financial services through tax and accounting professionals. The Company's services are designed to assist in making individual tax and accounting professionals financial service centers for their clients.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated.

(B) CASH AND CASH EQUIVALENTS - Included in cash and cash equivalents are cash balances and highly liquid investments with an original maturity of three months or less.

(C) COMMISSIONS AND ACCOUNTS RECEIVABLE - Commissions and Accounts Receivable is stated net of certain allowances for doubtful accounts. The allowances at September 30, 1995 and 1996 were $528,597 and $738,227.

(D) PROPERTY AND EQUIPMENT AND OTHER ASSETS - Property and equipment is stated at cost and is depreciated by the straight-line method using estimated useful lives ranging from five to six years. At September 30, 1995 and 1996, property and equipment consisted of:

                                              September 30,
                                        --------------------------
                                            1995          1996
                                        ------------  ------------
   Leasehold improvements               $   127,073   $   128,198
   Computer equipment                     1,593,035     1,960,099
   Furniture and fixtures                 1,154,412     1,225,781
   Telephone equipment                      303,858       579,935
   Other                                     35,280        35,280
    Less accumulated depreciation
    and amortization                     (1,924,547)   (2,255,821)
                                        -----------   -----------
   Total property and equipment, net    $ 1,289,111   $ 1,673,472
                                        ===========   ===========

Other assets consist primarily of capitalized software development costs and training materials, as well as security deposits. Depreciable assets are stated at cost and are amortized by the straight-line method using an estimated useful life of five years. At September 30, 1995 and 1996, other assets and accumulated amortization are as follows:

                                     September 30,
                               --------------------------
                                   1995          1996
                               ------------  ------------
   Other assets                 $1,798,688    $1,322,466
   Accumulated amortization       (790,336)     (655,542)
                                ----------   -----------
   Total other assets, net      $1,008,352    $  666,924
                                ==========   ===========

(E) AMOUNTS DUE ON CLEARING TRANSACTIONS - The Company remits customer funds on certain clearing transactions on a settlement date basis rather than on a trade date basis. Under the settlement date basis of remittance, the Company holds customer funds from the trade date until the time at which the trades are cleared by the product sponsor (not to exceed three business days). During fiscal 1995, an industry-wide regulatory action changed the clearing time from five to three business days.

(F) REVENUE RECOGNITION - Commission revenue and related commission expense are recognized on a trade date basis. The Company charges its Representatives licensing renewal processing fees. These fees are unearned until the first quarter of each fiscal year. Marketing and education fees are charged to various product wholesalers, the Company's Registered Representatives, and new licensees for Company-sponsored educational seminars and materials. Portfolio management fees represent fee-based revenues and are recognized based on the value of client investment balances during the period.

(G) REPRESENTATIVE DEVELOPMENT - Representative development expenses consist of incremental salaries, office expenses, telephone expenses, educational events and promotional expenses directly related to training Registered
Representatives.

(H) REPRESENTATIVE RECRUITING - Representative recruiting expenses represent the incremental costs incurred by the Company to recruit potential Registered Representatives. Recruiting expenses include certain salaries, office expenses, referral incentive programs, advertising, direct mail and telemarketing costs.

(I) INCOME TAXES - Deferred income taxes are provided for temporary differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred taxes are recorded based upon enacted tax rates anticipated to be in effect when the temporary differences are expected to reverse.

(J) NET INCOME (LOSS) PER COMMON SHARE - Net income (loss) per common share is based on the weighted average number of shares issued and outstanding during each period presented.

(K) SUPPLEMENTAL CASH FLOW INFORMATION - Cash interest payments for the years ended September 30, 1994, 1995 and 1996 were $62,603, $100,280 and $96,161 respectively. Cash payments for federal income taxes for the year ended September 30, 1996 was $8,328. During the fiscal years ended September 30, 1994, 1995 and 1996 the Company acquired assets through capital leases amounting to $597,093, $106,853, and $690,191 respectively.

(L) USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(M) PRIOR YEARS' STATEMENTS - Certain reclassifications have been made to prior years' statements in order to for the amounts to be comparable with the current year presentation.


2)   401(K) RETIREMENT PLAN

In March 1993, the Company formed a 401(k) retirement plan for eligible employees. To be eligible for the plan an employee must be employed on a continuous full-time basis for one year and work a minimum of 40 hours per week. The Company matches contributions made by employees at a rate of 20%, up to an annual limit of $1,848 per employee. Company contributions to the plan for the fiscal years ended September 30, 1994, 1995 and 1996 were $29,077, $46,568 and $55,077, respectively.

3)   NOTES PAYABLE

In July 1995, the Company entered into a line of credit with a bank under which the Company may borrow up to a maximum of $500,000. The line bears interest, payable monthly, at prime plus 1% (9.25% as of September 30, 1996). The line is secured by a $250,000 Certificate of Deposit held by H.D. Vest Investment Securities, Inc. ("HDVIS"). Additionally, the Company's two largest shareholders have pledged a portion of their holdings as collateral for the line. In September 1996, the bank increased the maximum amount available under the line to $1,000,000. The line of credit is intended for working capital purposes and expires February 1, 1997. At September 30, 1996, no amount had been drawn against the line.

4)   COMMITMENTS AND CONTINGENCIES

(A) LEASES - The Company leases its office space and certain office equipment under lease agreements which qualify as operating leases. The Company also leases certain office equipment under certain lease agreements which qualify as capital leases. At September 30, 1995 and 1996 the capitalized basis of the leases included in property and equipment was approximately $1,162,857 and $1,812,499 and accumulated amortization applicable to the leased equipment was approximately $525,975 and $795,091, respectively. Future minimum lease payments under operating lease commitments with initial or noncancellable terms in excess of one year and under capital lease obligations as of September 30, 1996, are as follows:

                                       Capital        Operating
                                       Leases         Leases
                                      ---------      ----------
Year ended September 30:
       1997                          $  404,975     $1,086,844
       1998                             355,248        727,572
       1999                             234,913         49,072
       2000                             118,983         12,446
       2001                              29,458           -
                                     ----------     ----------

Total minimum lease payments          1,143,577     $1,875,934
                                                    ==========
Less amount representing interest       136,888
                                     ----------
Present value of net minimum
   capital lease payments             1,006,689
Less current installments
   included in accounts payable         329,845
                                     ----------

Obligations under capital
   leases, excluding current
   installments                      $  676,844
                                     ==========

Rent expense for the years ended September 30, 1994, 1995 and 1996 was approximately $552,463, $594,756 and $667,126, respectively. The future minimum rental payments under the current leases are as follows: 1997 - $846,262; and 1998 - $568,225.

(B) LITIGATION AND CONTINGENCIES - During the fiscal year ended September 30, 1994, the Securities and Exchange Commission (SEC) began an investigation of the Company's wholly-owned broker-dealer subsidiary, H.D. Vest Investment Securities, Inc., relating to the activities of a former Representative. In July 1995, concurrent with an administrative proceeding instituted against HDVIS, the SEC and HDVIS entered into a settlement agreement. Pursuant to the settlement agreement, HDVIS (i)paid a monetary sanction of $50,000 and
(ii)agreed to modify its supervisory and compliance procedures in accordance with the recommendations of an independent consultant retained by the Company.

Additionally, during fiscal 1994, in connection with the matter described above, a group of clients of the former Representative commenced a civil action against HDVIS and the former Representative alleging violations of securities laws,
fraud, conversion  and  related   causes  of  action.   In June 1995, the
Company paid for the benefit of the plaintiffs approximately $450,000 as reimbursement of what the Company believed to represent actual out-of-pocket losses, plus interest. This legal action was submitted to binding arbitration before the NASD.

In September 1996, the arbitration panel awarded the plaintiffs approximately $1.7 million of which approximately $475,000 represented recovery of alleged economic losses. HDVIS intends to appeal the award, but has nevertheless accrued and set aside sufficient net capital to pay the $1.7 million award following the exhaustion of all appeals. In this regard, the Company made a non-refundable contribution of $1 million to increase the net capital of HDVIS pursuant to a previously executed Facility and Services Agreement between the Company and HDVIS. The Company believes a fidelity bond issued in favor of HDVIS will cover approximately $250,000 of the total award. To the extent the bond does not cover $250,000 of the award, the Company would have to record additional expenses related to the award and may be required to make additional capital contributions to HDVIS.

The Company has incurred professional fees and other charges related to this matter that have been included in general and administrative expenses as follows:

                                        Year Ended September 30,
                                   -----------------------------------------
                                      1994              1995          1996
                                   ---------         ---------     ---------
Professional fees and other
   expenses                        $ 350,245          $ 42,312     $ 665,937
SEC sanction                         200,000          (150,000)         -
Receivable from bonding
   Company                              -                 -         (250,000)
Payments and arbitration
   awards to plaintiffs                 -              452,292     1,700,000
                                   ---------        ----------    ----------

                                   $ 550,245        $  344,604    $2,115,937
                                   =========        ==========    ==========

The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. Management believes, based on the advice of legal counsel responsible for such matters, that these actions, when finally concluded and determined, will not have a material adverse effect upon the financial position of the Company.

5)  SEVERANCE AGREEMENTS

During 1994, two Executive Vice Presidents resigned their positions with the Company. The Company and the officers entered into severance agreements that provided for the payment of severance to each officer of $16,667 per month and continuing for 30 months, in exchange for an agreement restricting the use of Company materials and information for a period of 48 months. In connection with these agreements the Company charged $1,000,000 to general and administrative expense during the fiscal year ended September 30, 1994.

During fiscal 1995, a former Executive Vice President rejoined the Company as President. In connection with the officer's return, the Company and the officer agreed to rescind the officer's severance agreement. During the first quarter of fiscal 1995, the Company credited the then remaining unpaid severance of $381,331 to general and administrative expenses. In December 1995, the officer resigned as President of the Company. Under the officer's existing employment agreement, the Company agreed to pay the former officer $16,600 per month until October 1, 1996, in exchange for the former officer agreeing, among other things, to not solicit clients of the Company's Representatives and to not compete with the Company through that date.

The Company had related severance payable liabilities at September 30, 1995 and 1996 of $283,329 and $74,994, respectively.

6)  SHAREHOLDERS' INVESTMENT

In September 1991, the Company issued 166,667 shares of non-voting Series A Convertible Preferred Stock at a price of $6.00 in exchange for $1,000,002 in principal amount on a note payable to a financial services company. The Company issued an additional 83,400 shares on non-voting Series A Preferred Stock at a price of $6.00 in exchange for $500,400 in cash to a second financial services company. The Company's preferred stock pays a dividend at an annual rate of 8.5% and is payable quarterly. The preferred stock is callable by the Company and convertible by the preferred stockholder based on terms detailed in the offering agreement. During each of fiscal 1994, 1995, and 1996, dividends of $127,535 ($0.51 per share) were declared and paid.

The Company sold 70,000 warrants (net of now expired A and B warrants) to the Underwriter for $100. The exercise price for the warrants is $6.60 per share and the warrants will be exercisable at any time during the four-year period commencing October 4, 1992. These warrants will expire on November 21, 1996.

7)   NET CAPITAL REQUIREMENTS

The Company's main operating subsidiary, H.D. Vest Investment Securities, Inc. is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. Minimum net capital can never be lower than $250,000 or 6 2/3% of aggregate indebtedness, whichever is greater. HDVIS had net capital, required net capital, and excess net capital for the years ended September 30, 1994, 1995 and 1996 as follows:

                                   1994           1995           1996
                                ----------   ----------       ----------
Net capital                     $1,299,003   $1,449,906       $1,409,407
Required net capital               293,682      250,000          392,490
                                ----------   ----------       ----------

Excess net capital              $1,005,321   $1,199,906       $1,016,917
                                ==========   ==========       ==========

8)   RELATED-PARTY TRANSACTIONS

The Company has an agreement with Herb D. Vest (majority shareholder) for management services to the Company. The agreement with Herb D. Vest provides for a management fee per year plus an annual bonus based on the Company's performance related to revenue and net income goals established by the Board of Directors. Effective January 1, 1996, the Company increased the annual management fee due to Mr. Vest to $750,000 from $500,000. The annual bonus for fiscal 1996, ranged from $0 to $1,500,000. The 51% increase in the Company's revenues combined with positive earnings after consideration of the bonus, resulted in the payment of the maximum bonus under the plan. No bonus was accrued or paid under the plan for the fiscal year ended September 30, 1994 or 1995. A bonus of $88,778 was paid during fiscal 1994 related to a previous plan. Management fees under these agreements were $632,528, $500,000 and $2,187,500 for the years ended September 30, 1994, 1995 and 1996, respectively.

The Company has an agreement to provide Herb Vest a revolving line of credit in an amount not to exceed $2,000,000, collateralized by Mr. Vest's unrestricted Company common stock in an amount equal to the unadjusted current balance of the line of credit based on the stock's current ask price. The terms of the agreement require an annual payment to be made on November 30 of each year equal to one-seventh of the then outstanding principal plus accrued interest. The final payment of all outstanding principal and accrued interest shall be due and payable on or before November 30, 2001. The agreement accrues interest on unpaid principal balances at a rate of 11%. At September 30, 1996, Mr. Vest had drawn $2,000,000 in principal against the line of credit. The Company has recorded $190,600 of accrued interest on this line.

During fiscal 1994, the Company modified Ms. Vest's consultant contract to receive $16,667 per month pursuant to the agreement. For the years ended September 30, 1994, 1995 and 1996, fees under this agreement totaled $200,000 each year.

The Company has an agreement to provide Barbara Vest a revolving line of credit in an amount not to exceed $700,000, collateralized by Ms. Vest's unrestricted Company common stock in an amount equal to the unadjusted current balance of the line of credit based on the stock's current ask price. The terms of the agreement require an annual payment to be made on November 30 of each year equal to one-seventh of the then outstanding principal plus accrued interest. The final payment of all outstanding principal and accrued interest shall be due and payable on or before November 30, 2001. The agreement accrues interest on unpaid principal balances at a rate of 11%. At September 30, 1996, Ms. Vest had drawn $431,813 in principal against the line of credit. The Company has recorded $41,658 of accrued interest on this line.

The Company has a Facilities and Services Agreement with H.D. Vest Insurance Services ("HDVIns"), a sole proprietorship operated by Mr. Vest. Under the terms of this agreement, the Company provides HDVIns certain management and
other services.   The Company  has charged HDVIns $314,196, $551,379 and
$416,298, for the years ended September 30, 1994, 1995, and 1996, respectively. As of September 30, 1996, the Company had a receivable of approximately $130,280 from HDVIns.

9) INCOME TAXES

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

Income tax expense consisted of the following components:

                                             September 30,
                                        ----------------------------------------
Current:
     Federal                           $     2,914  $   14,220     $   692,741
     State                                  97,820     168,000         295,512

Deferred:
     Federal                                  -           -           (411,458)
     State                                    -           -            (68,912)

                                        ----------   ---------      ------------

                                       $   100,734  $  182,220     $   507,883
                                        ==========   =========      ============

The effective income tax rate differs from the statutory federal income tax rate for the following reasons:


                                                       September 30,
                                        -------------------------------------
                                            1994          1995       1996
                                            ----          ----       ----
Statutory rate                              (34.0)%         34.0%     34.0%
State taxes, net of
   Federal                                   36.4           11.1      13.4
Fines and penalties                          25.3           (3.4)       -
Other                                        14.9           (3.5)     10.2
Alternative minimum
   taxes                                      1.1            0.9      (5.9)
Reversal of deferred
   tax asset valuation
   allowance                                  -             -         (6.0)
Utilization of net
   operating loss
   carryforward                              (6.3)         (27.0)    (15.8)
                                        -------------------------------------

Effective rate                               37.4%          12.1%     29.9%
                                        =====================================

The following table presents the components of the net deferred tax asset:


                                                      Deferred     September
                                        October 1,     Expense        30,
                                          1995        (Benefit)      1996
                                          ----        ---------      ----
Accrued severance                    $     96,332  $     83,815  $    12,517
Accrued judgment                             -         (392,760)     392,760
Depreciation                             (104,401)      (57,362)     (47,039)
Unearned Revenue                           87,181        47,747       39,434
Other                                      90,718         8,020       82,698
Alternative minimum
 tax credit
 carryforward                             100,487       100,487        -
Net operating loss
 carryforward                             248,536       248,536        -
                                      ------------  ------------  ------------

                                          518,853        38,483      480,370
Valuation allowance                      (518,853)      518,853        -
                                      ------------  ------------  ------------

Net deferred tax asset               $      -      $   (480,370) $   480,370
                                      ============  ============  ============

The Company's tax effected net temporary differences result in a deferred tax asset reflecting a benefit expected to be utilized in the future. As a result of (i) the Company fully utilizing its previously existing tax credit and loss carryforward and (ii) its ability to carry back future losses, if any, against fiscal year 1996 taxable income, the Company reversed its deferred tax asset valuation allowance in fiscal year 1996.

10)   STOCK OPTION PLANS

The Company has a nonqualified stock option plan for all employees. The Company has reserved 800,000 shares of common stock for the plan. The option price at the date of grant cannot be less than the fair market value of the common stock at that date. As of September 30, 1996, 95,454 options had been granted under the plan at an exercise price of $8.50 per share. No stock options were exercisable at September 30, 1996, nor were any exercised during the year ended September 30, 1996.

During the fiscal year ended September 30, 1992, the Company issued 460,000 stock options to certain officers and advisors to the board of directors. 250,000 of these options remain outstanding as of September 30, 1996. The exercise price on the majority of the options is $5.00 (which was the fair market value of the Company stock at the date of grant). At September 30, 1996, no options had been exercised.

In November 1992, the Company resolved that each independent director would receive stock options of 2,000 shares of common stock to be exercisable at the price of the common stock on the date of issuance and to be issued quarterly to the independent directors. At September 30, 1996, 44,000 options have been issued and remain outstanding.

11)   DEFERRED COMPENSATION PLAN

In July 1995 the Company began accepting contributions to the Deferred Compensation Plan ("the Plan") for its Representatives. Pursuant to the Plan, Representatives may forego current compensation, thus postponing recognition of income otherwise currently taxable, and subsequently receive the deferred compensation plus a Company matching contribution as defined in the Plan. Amounts deferred as of September 30, 1996 and 1995 were $591,143 and $72,857, respectively, and are included in other noncurrent liabilities.

Matching contributions of amounts deferred under the Plan must be accrued as additional commission expense on a straight-line basis from the period deferred until the Representative is paid the deferral amount and matching contribution. Accordingly, participation in the Plan by Representatives will have the effect of increasing commission expense in the years in which commissions are earned and deferred by participants. Such increases in commission expense will have an adverse effect on the net income of the Company. To the extent that Representatives elect to defer receipt of compensation under the Plan, such compensation will ultimately be paid to the participant in the form of cash. Matching contributions accrued as of September 30, 1996 and 1995 approximated $45,000 and $1,000, respectively, and are included in other noncurrent liabilities.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosures
----------------------


None.

                                    PART III


 Item 10.  Directors and Executive Officers of the Registrant
 ------------------------------------------------------------

 The following table provides certain information about each of the Company's and its subsidiaries' current members of the board of directors, officers and directors of certain divisions of the Company.

           Name              Age            Position with the Company
           ----              ---            -------------------------
Herb D. Vest                  52            Chairman of the Board of Directors, President
                                            and Chief Executive Officer

Barbara Vest                  50            Board of Directors

Kenneth E. Reynolds           67            Board of Directors

Jack B. Strong                66            Board of Directors

Jerry M. Prater               54            Board of Directors

Phillip W. Mayer              54            Board of Directors

Lynn R. Neidermeier           43            Board of Directors

Roger Ochs                    35            Director of Marketing

Shannon A. Soefje             37            Senior Vice President and Corporate Secretary

W. Ted Sinclair               32            Vice President and Chief Financial Officer

KEY EMPLOYEES

HERB D. VEST, CHAIRMAN OF THE BOARD OF DIRECTORS, PRESIDENT AND CHIEF EXECUTIVE OFFICER. Prior to assuming his present position with the Company and HDVIS in June 1983, Mr. Vest practiced public accounting and financial planning for ten
(10) years as the sole proprietor of Herb D. Vest, CPA. Prior to June 1983, Mr. Vest was also registered with a National Association of Securities Dealers firm. He was a principal with that firm and managed a branch office. Mr. Vest is a Certified Public Accountant, Certified Financial Planner, Chartered Financial Analyst, Certified Fund Specialist, Chartered Life Underwriter, Registered Health Underwriter, Chartered Financial Consultant, Accredited Personal Financial Specialist and Certified Employee Benefit Specialist. He holds certificates in Management Accounting and Estate Planning & Taxation. He holds a Masters of Science Degree in Taxation from Texas Tech University. He is a National Association of Securities Dealers General Securities Principal, Registered Options Principal, Municipal Securities Principal, and Financial and Operations Principal. He is a licensed real estate broker and licensed life, health and accident insurance agent as well as a master fellow of the International Society for Philosophical Inquiry. Mr. Vest is also a registered representative of Hartford Equity Sales which is located in Dallas, Texas. Following graduation from college in 1966, Mr. Vest served as an infantry officer in the U.S. Army, including two (2) tours of duty in Vietnam. He has served as a lecturer at local colleges and universities including the University of Texas at Arlington and the Seminar for Financial Analysts held at the University of Windsor, Ontario. He is also a member of the American Institute of Certified Public Accountants and the Texas Society of CPAs. Additionally, Mr. Vest has written on international trade, taxation, portfolio management and the financial services profession for such publications as Global Custodian, Business Mexico, Personal Financial Planning, Accounting
----------------  ---------------  ---------------------------  ----------
Today, CFP Today, Real Estate Securities & Capital Markets, and the Dallas
-----  ---------  ----------------------------------------          ------
Business Journal.
----------------

BARBARA VEST, BOARD OF DIRECTORS AND CO-FOUNDER OF THE COMPANY. She has been involved in every phase of developing the Company. Her responsibilities include expanding the Company's Representative force and developing Representative services. Ms. Vest was integrally involved in Herb Vest's private CPA practice for ten years in Irving, Texas and now is an independent consultant to the Company. She is qualified to speak on many facets of practice development for the tax and financial professional. Image building, goal setting, referral development and employee training are just a few of the topics in Ms. Vest's speaking repertoire. She is also a featured columnist for Accounting Today. Ms. Vest is active in many
                              ----------------
national and local professional organizations and is a dedicated Company Representative for the community and political affairs. She holds a master's degree from Texas Tech University and is a member of Mensa. She holds a real estate license, a Group I Life Insurance license, and is an NASD General Securities Principal. Ms. Vest is also a member of the Texas Womans Alliance and Sales and Marketing Executives associations.

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

JACK B. STRONG, BOARD OF DIRECTORS. He was elected to the Texas State Senate in 1962, where he served until his retirement in 1971. Since leaving the Senate, he has served on various state committees, boards and commissions, including chairing Lt. Governor Hobby's Blue Ribbon Committee on Ethics Reform, the Regional Medical Program of Texas, and the Texas State Board of Education, and currently serves on the Interstate Oil Compact Commission. Mr. Strong serves as President of Texas-based General Equities, Inc. and Strongworth, Inc. From January 1992 to January 1993, Mr. Strong served as an advisor to the Company's Board. He has been a Director of the Company since fiscal year 1993.

JERRY M. PRATER, BOARD OF DIRECTORS. He has been a practicing Certified Public Accountant since 1983. He has held positions with agencies of the U.S. Department of Defense, Continental Electronics Mfg.Co., Hill & Wilkinson and Quazon Corporation, prior to founding his own Dallas, Texas-based public accounting practice in 1983. Mr. Prater was elected to the Board of Directors of the Company in 1994.

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

LYNN R. NIEDERMEIER, BOARD OF DIRECTORS. As of November 1994, Ms. Niedermeier rejoined the Company as President. She held the position of Executive Vice President of H.D. Vest, Inc. from February 1993 until her resignation in April 1994. From 1987 through 1993, she was the Company's Vice President of Marketing responsible for managing sales, marketing, recruiting and educational programs. In October 1995, the Company granted Ms. Niedermeier a medical leave of absence. Ms. Niedermeier is a Certified Public Accountant and was a Manager of Arthur Andersen LLP prior to joining H.D. Vest. Ms. Niedermeier is a former City Councilwoman for Grapevine, Texas. She was elected to the Board of Directors of the Company in 1994.

ROGER OCHS, DIRECTOR OF MARKETING. Mr. Ochs was employed by the Company in 1987 and was promoted to Director of Marketing in 1995. He is responsible for directing the Company's Recruiting and Development, Field Support, Educational Services, Marketing, Advisory Services and Financial Planning Support Departments. Mr. Ochs previously served as Manager of the Technical Services Division, which included Advisory Services, Retirement Services, Estate Planning Services and the Banking Division. He graduated from Angelo State University with a bachelor of business administration, a master of business administration from Trinity University and a juris doctor degree from Southern Methodist University School of Law. He is licensed to practice law in the state of Texas. He is a General Securities Representative, General Securities Principal, Registered Options Principal, Municipal Securities Principal, General Life Insurance Agent, Certified Financial Planner and a Chartered Life Underwriter.

SHANNON A. SOEFJE, SENIOR VICE PRESIDENT/CORPORATE SECRETARY. Ms. Soefje was employed by the Company in 1990. In fiscal 1995, she was promoted to Senior Vice President and is responsible for the management of corporate resources which includes the strategic design and implementation of promotional campaigns and the development of corporate and Representative marketing materials. She has held other management positions in the Company including the following departments: Operations, Compliance, Licensing, Recruiting and Research departments. She graduated from Oklahoma City University with a bachelor of science degree in business administration. Since 1977, Ms. Soefje has worked for various investment firms. She is a Certified Funds Specialist, General Securities Principal, Registered Options Principal, Municipal Securities Principal and Financial and Operations Principal.

W. TED SINCLAIR, VICE PRESIDENT/CHIEF FINANCIAL OFFICER. Mr. Sinclair was employed by the Company in fiscal 1987 and was promoted to Vice President in fiscal 1993. He is responsible for the management of the Company and financial, tax and management reporting and budgeting. Mr. Sinclair previously served as Controller and was responsible for coordinating and controlling all financial reporting and tax activities. He graduated from the University of North Texas with a bachelor of science degree in Accounting. He is a Certified Public Accountant, Certified Management Accountant, Certified Financial Planner and a Certified Fund Specialist. He is a General Securities Representative, General Securities Principal, Registered Options Principal, Municipal Securities Principal and Financial and Operations Principal.

     11.  Executive Compensation
     ---------------------------

     The following table sets forth all remuneration earned in salary and bonus in the current year to the Chief Executive Officer, the highest paid members of the Board of Directors, Officers and key Senior Managers each receiving in excess of $100,000.

                                           Summary Compensation Table
-------------------------------------------------------------------------------------------------------
                                                                     Restricted                  All
     Name & Principal                Fiscal                            Stock        Stock       Other
        Position                     Year   Salary      Bonus         Awards        Options    Compensa
                                                                                      (1)        tion
-------------------------------------------------------------------------------------------------------
Herb Vest                             1996  $687,500  $1,500,000          -            -       $ 21,996
Chairman of the                       1995   500,000        -             -            -         20,766
Board of Directors,                   1994   543,750  $   88,778          -            -          7,200
President and Chief
Executive Officer(2)(4)

Barbara Vest                          1996      -           -             -            -       $220,008
Director and                          1995      -           -             -            -        218,937
Consultant                            1994      -           -             -            -        207,200

Lynn R. Niedermeier                   1996      -           -             -            -       $ 20,004
Director(3)                           1995   245,834        -         $100,000         -       $ 86,004
                                      1994   224,361        -             -            -          6,668

Roger Ochs(5)                         1996  $136,045  $  125,000          -            -           -
Director of Marketing                 1995  $107,000        -             -            -           -
                                      1994      -           -             -            -           -

Shannon Soefje (5)                    1996  $150,500  $   62,500          -            -           -
Senior Vice President and             1995      -           -             -            -           -
Corporate Secretary                   1994      -           -             -            -           -

W. Ted Sinclair (5)                   1996  $130,625  $   62,500
Vice President and Chief              1995      -           -             -            -           -
Financial Officer                     1994      -           -             -            -           -
----------------------------------------------------------------------------------------------------------------------------

     1 All key employees are covered under a stock option plan (see "Management -Stock Options" and "Certain Transactions - Stock Options").

     2 See Management Agreements for a description of the terms of Mr. Vest's current management agreement.

     3 Resigned as officer in April, 1994. Returned as President in November 1994. In October 1995, the Company granted Ms. Niedermeier a medical leave of absence. In December

     1995, the officer resigned as President of the Company. Presently is a member of the Board of Directors.

4) Paid pursuant to management agreement in effect prior to April 1994 amended agreement.

5)   Compensation below disclosure requirement in prior years.


EXECUTIVE OFFICER COMPENSATION PLAN

During April 1994, the Board of Directors of the Company adopted an Executive Officer's Compensation Plan. The purpose of the Executive Officers Compensation Plan is to provide additional compensation to a select group of management employees of the Company in order to motivate and retain them, as well as to provide them an incentive to guide the Company in attaining higher revenue goals. The Company will provide this additional compensation under the Executive Officer's Compensation Plan in the form of salary, restricted stock, incentive cash and restricted stock bonuses, as well as severance and change-in-control benefits.

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

Currently, to be eligible to participate in the Executive Officer's Compensation Plan, the individual must be an executive employee of the Company, have completed at least two (2) full years of service with the Company and be part of a select group of management employees as designated by the Board of Directors of the Company. The individual employee must also sign an Officers Deferred Compensation Agreement and an Officer Agreement as a condition precedent to becoming a participant in the Executive Officer's Compensation Plan.

Under the Restricted Stock portion of the Executive Officers Compensation Plan, a number of shares of restricted stock is determined by the Chief Executive Officer of the Company as allocable to a particular participant. This restricted stock is credited to the participant's account and will be vested and distributable upon the first to occur of the following events: (1) Long term disability, death of the participant or attaining the preselected Deferral Date; or (2) The date of a "change-in-control" of the Company (as that term is defined in the officer's Plan). No stock was earned under the Executive Officer's Compensation Plan for the fiscal year ended September 30, 1996. Under the Executive Officer's Compensation Plan, the Board of Directors also annually sets three revenue goals - a threshold, target and maximum goal. If attained, the revenue goals will generate a set cash bonus for the participant, payable unless certain losses are also incurred.

In addition, bonus stock will be credited to participants' accounts in the form of restricted stock on the basis of the Company's attaining three year cumulative revenue goals. Each year these goals are set by the Board of Directors for the upcoming three years and are based in part on the previous year's goals that consist of a threshold, a target and a maximum cumulative revenue goal. Upon attaining one of these goals, bonus stock credited in the form of restricted stock to the participant's plan vests and will become distributable only upon retirement, long term disability or death of the participant, or the date of a "change-in-control" of the Company (as that term is defined in the Executive Officer's Compensation Plan). No awards were earned under the officer's plan in 1994, 1995 or 1996.


STOCK OPTIONS

The Board of Directors of the Company adopted a Stock Option Plan as of October 1, 1987, in order to attract, retain, motivate and encourage stock ownership by employees, officers and directors of the Company and its subsidiaries. The Stock Option Plan is administered by a stock option committee ("Committee"), appointed by the Chief Executive Officer, consisting of one to three members. The members of the Committee shall be eligible to receive options under the Stock Option Plan.

The Committee currently consists of one member, Herb D. Vest. Options granted under the Stock Option Plan are not intended to qualify as Incentive Stock Options under Section 422(a) of the Internal Revenue Code of 1986, as amended from time to time. The Company has reserved up to 800,000 shares of its common stock for options under the Stock Option Plan. The options must be paid in cash, unless otherwise permitted by the Committee. The exercise price of any options granted in the future will not be less than 100% of the fair market value of the common stock on the date of grant.

The Committee, at the direction of the Chief Executive Officer, may amend, modify or terminate the Stock Option Plan, provided however, no action of the Committee, without approval of the Chief Executive Officer and the shareholders of the Company may:

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

Options covering 191,497 shares were granted at an option price of $8.50 per share as of October 1, 1987 to employees; 95,454 of these options remain outstanding as of September 30, 1996.

During 1992, options covering 460,000 shares were granted at an option price of $5.00 per share to employees and certain advisors to the Company's Board of Directors. 250,000 of these options remain outstanding as of September 30, 1996.

In November 1992, the Company resolved that the independent directors are to receive stock options for 2,000 shares of common stock to be exercisable at the price of the common stock on the date of issuance and to be issued quarterly to the independent directors. At September 30, 1996, 44,000 options have been issued and remain outstanding.

     As a result of the foregoing, options covering 191,752 shares of common stock, with exercise price ranging from $5.00 to $8.50 per share have been issued to officers of the Company. The following table provides information with respect to the named officers concerning the exercise of options during the last fiscal year ending September 30, 1996:


                  Aggregated Option Exercises in Last Fiscal Year
                     End and Fiscal Year End Option Values

------------------------------------------------------------------------------------------------------------------------------------
                                 Shares                      Number of Unexercised                  Value of Unexercised,
                                Acquired                        Options Held At                  In-The-Money Options Fiscal
                                Through                         Fiscal Year End                        Year End (1,2)
                                                                ---------------
           Name                 Options          Value        Exercisable   Unexercisable       Exercisable   Unexercisable
                               Exercised        Realized
------------------------------------------------------------------------------------------------------------------------------------
Herb Vest                          -               -            100,000         45,148                -             -
Barbara Vest                       -               -               -            45,148                -             -
Wesley T. Sinclair                 -               -               -             1,456                -             -

     (1) Represents the difference between the closing price of the Company's common stock on September 30, 1996 and the exercise price of the options.

     (2) The current fair market value of the stock at September 30, 1996 was below the option exercise price.

 Item 12.  Security Ownership of Certain Beneficial Owners and Management
 ------------------------------------------------------------------------

 The following information is furnished as of September 30, 1996, to indicate beneficial ownership by each director and certain executives, individually and directors of the Company, as a group, of shares of the Company's Common stock.

   OWNER                      # OF SHARES OWNED          % OF SHARES
 -----------------------      -----------------          -----------
 Herb D. Vest (1)                2,606,612                     48%

 Barbara Vest (1)                1,519,646                     28%

 Lynn R. Niedermeier                41,087                      *

 Jerry Prater                        2,000                      *

 Kenneth E. Reynolds                   550                      *

 Shannon A. Soefje                     775                      *

 Jack B. Strong                        100                      *

 W. Ted Sinclair                        25                      *

 Roger Ochs                              1                      *

 Officer and Directors
   as a Group                    4,170,795                     77%

*   Less than one percent.
(1) Herb D. Vest and Barbara Vest have escrowed substantially all of their stock, including shares pledged on outstanding lines of credit, with an independent escrow agent in order to meet certain conditions required by the State of Texas under a previous Form S-18 registration statement. The escrowed shares will be eligible for release provided certain specified conditions regarding net income requirements, are met. If no stock has been released pursuant to the net income requirements, then commencing in 1994, 20% of the escrowed shares shall be released each subsequent year.

 Item 13.  Certain Relationships and Related Transactions
 --------------------------------------------------------

 MANAGEMENT AGREEMENTS

 The Company has an agreement with Herb D. Vest (majority shareholder) for management services to the Company. The agreement with Herb D. Vest provides for a management fee per year plus an annual bonus based on the Company's performance related to revenue and net income goals established by the Board of Directors. Effective January 1, 1996, the Company increased the annual management fee due to Mr. Vest to $750,000 from $500,000. The 51% increase in the Company's revenues combined with positive earnings after consideration of the bonus, resulted in the payment of the maximum bonus under the plan in fiscal 1996. No bonus was accrued or paid under the plan for the fiscal year ended September 30, 1994 or 1995. A bonus of $88,778 was paid during fiscal 1994 related to a previous plan. Management fees under these agreements were $632,528, $500,000 and $2,187,500 for the years ended September 30, 1994, 1995 and 1996, respectively.

 During fiscal 1994, the Company modified Ms. Vest's consultant contract to receive $16,667 per month pursuant to the agreement. For the years ended September 30, 1994, 1995 and 1996, fees under this agreement totaled $200,000 each year.


 H.D. VEST INSURANCE SERVICES

 H.D. Vest Insurance Services is a sole proprietorship owned by Herb D. Vest. HDVIns general insurance agency appoints Representatives with various insurance companies to enable them to sell insurance products to their clients. The Company, in accordance with the terms of a facilities and services agreement, provides certain management and other services to HDVIns and is paid a fee for these services. The value of these services for fiscal year ended 1996 has been determined based on the prorata portion of certain relevant expenses as a percentage of HDVIns revenues to total consolidated revenues. To the extent the Company renders services to HDVIns for which it is not compensated, such action could constitute a conflict of interest since Mr. Vest is both the majority shareholder and Chairman of the Board of Directors of the Company.

 The services provided are as follows:

 Management, accounting, referral data base, client tracking services, solicitation, tracking of renewal policies of insurance, collection of premiums and commissions, processing of insurance transactions, payment of salaries and other expenses, cost of recruiting, training and reporting to agents and other services as deemed appropriate by the Company. In accordance with this agreement the Company has charged HDVIns $314,196, $551,379 and $416,298 for the years ended September 30, 1994, 1995, and 1996 respectively, for management services rendered.


 LINES OF CREDIT

 The Company has an agreement to provide Herb Vest a revolving line of credit in an amount not to exceed $2,000,000, collateralized by Mr. Vest's unrestricted Company common stock in an amount equal to the unadjusted current balance of the line of credit based on the stock's current ask price. The terms of the agreement require an annual payment to be made on November 30 of each year equal to one-seventh of the then outstanding principal plus accrued interest. The final payment of all outstanding principal and accrued interest shall be due and payable on or before November 30, 2001. Under the agreement interest accrues on unpaid principal balances at a rate of 11%. At September 30, 1996, Mr. Vest had drawn $2,000,000 in principal against the line of credit. The Company has recorded $190,600 of accrued interest on this line.

 The Company has an agreement to provide Barbara Vest a revolving line of credit in an amount not to exceed $700,000, collateralized by Ms. Vest's unrestricted Company common stock in an amount equal to the unadjusted current balance of the line of credit based on the stock's current ask price. The terms of the agreement require an annual payment to be made on November 30 of each year equal to one-seventh of the then outstanding principal plus accrued interest. The final payment of all outstanding principal and accrued interest shall be due and payable on or before November 30, 2001. Under the agreement, interest accrues on unpaid principal balances at a rate of 11%. At September 30, 1996, Ms. Vest had drawn $431,658 in principal against the line of credit. The Company has recorded $41,658 of accrued interest on this line.

 SEVERANCE AGREEMENTS

 During 1994, two Executive Vice Presidents resigned their positions with the Company. The Company and the officers entered into severance agreements that provided for the payment of severance to each officer of $16,667 per month and continuing for 30 months, in exchange for an agreement restricting the use of Company materials and information for a period of 48 months. In connection with these agreements the Company charged $1,000,000 to general and administrative expense during the fiscal year ended September 30, 1994.

 During fiscal 1995, a former Executive Vice President rejoined the Company as President. In connection with the officer's return, the Company and the officer agreed to rescind the officer's severance agreement. During the first quarter of fiscal 1995, the Company credited the then remaining unpaid severance of $381,331 to general and administrative expenses. In December 1995, the officer resigned as President of the Company. Under the officer's existing employment agreement, the Company agreed to pay the former officer $16,600 per month until October 1, 1996, in exchange for the former officer agreeing, among other things, not to solicit clients of the Company's Representatives and not to compete with the Company through that date.


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

 401(K) RETIREMENT PLAN

 In March 1993, the Company formed a 401(k) retirement plan for eligible employees. To be eligible for the plan an employee must be employed on a continuous full-time basis for one year and work a minimum of 40 hours per week. The Company matches contributions made by employees at a rate of 20%, up to an annual limit of $1,848 per employee. Company contributions to the plan for the fiscal years ended September 30, 1994, 1995 and 1996 were $29,077, $46,568 and $55,077 respectively.

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

 10.6    Termination Agreement with Barbara H. Vest         +

 10.7    Severance Agreement with Lynn R. Niedermeier       o

 10.8    Severance Agreement with Steven C. Hastings        o

 10.9    Line of Credit Agreement with Herb D. Vest         o

10.10    Line of Credit Agreement with Barbara Vest         o

   22    Subsidiaries of the Registrant

   27    Financial Data Schedule

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

                                   H.D. VEST, INC.
                                 ------------------
                                    (Registrant)


Date:  November 15, 1996           By:s/ Herb D.Vest
                                      ------------------------------
                                        Herb D. Vest
                                   Chairman of the Board, President and Chief
                                        Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:s/    Herb Vest                 By:s/    Barbara Vest
   ---------------------------        ---------------------------
         Herb Vest                          Barbara Vest
Chairman of the Board, President              Director
     and Chief Executive Officer


By:s/  Phillip W. Mayer            By:s/  Lynn R. Niedermeier
   ----------------------------       ---------------------------
       Phillip W. Mayer                   Lynn R. Niedermeier
          Director                            Director


By:s/  Wesley Ted Sinclair         By:s/  Jerry M. Prater
   ---------------------------        ---------------------------
       Wesley Ted Sinclair                Jerry M. Prater
      CFO and Vice President                  Director
    (Principal Financial and
       Accounting Officer)


By:s/  Kenneth E. Reynolds         By:s/  Jack B. Strong
   ---------------------------     ------------------------------
       Kenneth E. Reynolds                Jack B. Strong
             Director                         Director