Form 10-Q
period 1996-12-31
VEST H D INC /TX/
filed 1997-02-04
CIK 819521

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

 X             Quarterly Report Pursuant to Section 13 or 15 (d)
---                 of the Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31,1996

                                      or

---               Transition Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                 For the Transition Period from _____ to _____

                          Commission File No. 0-19614


                                 H.D. VEST, INC.
            (Exact name of registrant as specified in its charter)

                    Texas                                       75-2154244
      --------------------------------                 -------------------------
      (State or other jurisdiction of                       (IRS Employer ID.)
       incorporation or organization)

          433 E. Las Colinas Blvd., Third Floor, Irving, Texas 75039
             (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code (972) 863-6000

 Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such requirements for the past 90 days.

                             Yes  X       No
                                -----       -----


Number of shares of the registrant's Common Stock outstanding as of January 31, 1997: 5,423,341.

                                H.D. VEST, INC.

                                     INDEX


PART I.   Financial Information                                       Page No.
          ---------------------                                       --------

          Item 1.  Financial Statements (Unaudited)

               Consolidated Statements of Financial
                Position--December 31, 1996 and
                 September 30, 1996                                      3-4

               Consolidated Statements of Operations--
                Three Months Ended December 31, 1996 and
                 December 31, 1995                                        5

               Consolidated Statements of Cash Flows--
                Three Months Ended December 31, 1996 and
                 December 31, 1995                                        6

               Notes to Consolidated Financial Statements               7-8


          Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                     Operations                                         9-11

PART II.  Other Information
          -----------------

          Item 1.    Legal Proceedings                                    12

          Item 6.    Exhibits and Reports on Form 8-K                     12


               Signatures                                                 13

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------


                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                    ASSETS

                                       December 31,            September 30,
                                           1996                   1996
                                       (Unaudited)
                                       -----------              ------------
Current assets:
 Cash and cash equivalents             $ 7,178,020              $ 6,734,846
 Commissions and accounts
  receivable                             4,053,902                4,509,419
 Notes receivable - related parties        376,593                  579,660
 Deferred taxes                            226,118                  480,370
 Receivable from affiliate                 164,807                  130,280
 Prepaid expenses                          105,877                   91,377
                                         ---------               ----------

    Total current assets                12,105,317               12,525,952
                                        -----------              ----------

Property and equipment, net
 of accumulated depreciation
 of $2,391,669 at December 31,
 1996, and $2,255,821 at September
 30, 1996                                1,568,266                1,673,472

Notes receivable - related parties       2,127,613                2,084,411

Other assets                               635,136                  666,924
                                       ------------             -----------

                                       $16,436,332              $16,950,759
                                       ===========              ===========

       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                       December 31,            September 30,
                                           1996                     1996
                                       (Unaudited)
                                      -------------            --------------
Current liabilities:
 Accounts payable and accrued
   expenses                            $  4,722,424             $ 5,583,156
 Amounts due on clearing
   transactions                             692,791                 729,591
 Commissions payable                      3,493,223               3,317,096
 Payable to officer and directors            24,994                  74,994
                                        -----------             -----------

   Total current liabilities              8,933,432               9,704,837
                                        -----------             -----------

Obligations under capital leases,
 excluding current installments             598,025                 676,844

Other noncurrent liabilities                770,697                 636,435

Unearned revenues                           230,000                 931,110

Shareholders' investment:
 Preferred stock, $6 par value;
  250,067 shares outstanding              1,500,402               1,500,402
 Common stock, $.05 par value;
  100,000,000 shares authorized;
  5,423,341 issued and outstanding          271,167                 271,167
 Additional paid-in capital               5,080,834               5,080,834
 Deficit                                   (948,225)             (1,850,870)
                                        -----------              ----------

   Total shareholders' investment         5,904,178               5,001,533
                                        -----------             -----------

                                        $16,436,332            $ 16,950,759
                                        ===========            ============


       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                         Three Months Ended  December 31,
                                         --------------------------------
                                                1996             1995
                                           ------------     ------------
Revenues:
  Commissions                              $ 13,857,480     $10,638,298
  Portfolio management fees                   2,343,272       1,268,428
  Marketing and education fees                2,089,759       1,389,753
  Interest                                      166,748         106,234
  Other                                         270,198         214,886
                                            -----------     -----------
     Total revenues                          18,727,457      13,617,599
                                            -----------     -----------

Expenses:
  Commissions                                 9,749,645       7,296,958
  Portfolio management fees                   1,319,287         667,638
  General and administrative                  3,954,971       2,720,882
  Representative development                  1,728,924       1,658,717
  Representative recruiting                     316,503         112,373
  Interest                                       19,899          17,699
                                            -----------     -----------
     Total expenses                          17,089,229      12,474,267
                                            -----------     -----------

Net income before taxes                       1,638,228       1,143,332

Income taxes                                    703,699         136,802
                                            -----------     -----------
 Net income                                 $   934,529     $ 1,006,530
                                            ===========     ===========

Net income per common shae                  $      .17      $       .18
                                            ===========     ===========
Weighted average number of
  common shares outstanding                   5,423,341       5,423,341
                                            ===========     ===========

       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 Three Months Ended December 31,
                                                ---------------------------------
                                                   1996                  1995
                                                ----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $  934,529             $1,006,530
  Noncash items included in income -
    Depreciation and amortization                  202,078                208,738
    Deferred tax provision                         254,252                      -
  Net changes in certain working
   capital and other components
    Commissions and accounts receivable            455,517                111,188
    Receivable from affiliate                      (34,527)              (103,478)
    Prepaid and other assets                       195,768                157,241
    Payable to officers and directors              (50,000)                     -
    Amounts due on clearing transactions           (36,800)               (30,379)
    Accounts payable and accrued expenses         (829,464)              (764,420)
    Commissions payable                            176,127                285,638
    Unearned revenues                             (701,110)              (759,586)
                                                ----------             ----------
  Net cash provided by
   operating activities                            566,370                111,472
                                                ----------             ----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Purchases of property and equipment              (30,641)               (19,209)
  Additions to other assets                        (34,443)               (10,899)
                                                ----------             ----------
  Net cash used for
   investing activities                            (65,084)               (30,108)
                                                ----------             ----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Preferred stock dividends                        (31,884)               (31,884)
  Proceeds from deferred compensation plan         113,761                134,890
  Advances on notes receivable
   -related parties                               (397,805)              (338,714)
  Payments on notes receivable
   -related parties                                347,402                328,016
  Payments on capital lease
   obligations                                     (89,586)               (45,882)
                                                ----------             ----------
  Net cash provided by (used for)
   financing activities                            (58,112)                46,426
                                                ----------             ----------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                 443,174                127,790

CASH AND CASH EQUIVALENTS,
 September 30, 1996 and 1995                     6,734,846              3,383,060
                                                ----------             ----------
CASH AND CASH EQUIVALENTS,
 December 31, 1996 and 1995                     $7,178,020             $3,510,850
                                                ==========             ==========

       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1)  Basis of Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of December 31, 1996 and September 30, 1996, the results of operations for the three month periods ended December 31, 1996 and 1995, and the cash flows for the three month periods ended December 31, 1996 and 1995. Results of operations for the interim period ended December 31, 1996, are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

Certain reclassifications have been made to prior years' statements in order for the amounts to be comparable with the current year presentation.


2)  Related-Party Transactions

The Company has an agreement with Herb D. Vest (majority shareholder) for management services to the Company. The agreement, as amended in January 1997, allows for a management fee of $900,000 per fiscal year plus an annual bonus based on the Company's performance related to revenue, net income and other goals, as established by the Board of Directors.

3)  Notes Payable

The Company has entered into a lease line of credit with a bank under which the Company may borrow up to a maximum of $550,000. The line of credit is intended to finance the acquisition of computers and other information system-related assets. The line bears interest, payable monthly, based upon the U.S. Treasury
Note Index which was 6.06% as of December 31, 1996. The line is secured by property acquired with proceeds from the line, as well as a $250,000 Certificate of Deposit held by H.D. Vest Investment Securities, Inc. Additionally, the Company's two largest shareholders have pledged a portion of their personal holdings of the Company's common stock as collateral for the line. As of December 31, 1996, no amount had been drawn on the line.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Liquidity and Capital Resources

At December 31, 1996, the Company had net working capital of $3,171,885, an increase of $350,770 over the $2,821,115 of working capital at September 30, 1996. The increase in working capital is primarily the result of an increase in commission and fee-based revenues. The Company believes that the increase in revenues is due in part, to continued strength in overall financial markets and to the continuation of Representative development programs.

The Company's cash flows provided by operations increased to $566,370 for the three months ended December 31, 1996, compared to $111,472 during the three months ended December 31, 1995. The increase in cash provided by operations for the period is primarily the result of an increase in commission and fee based revenues.

Cash used for investing activities for the purchase of property and equipment included costs incurred for furniture, fixtures and computer equipment. These costs were $30,641 and $19,209 for the three months ended December 31, 1996 and 1995, respectively. Additionally, the Company invested $34,443 and $10,899 for software development during the three months ended December 31, 1996 and 1995, respectively.

Cash used for financing activities during the three months ended December 31, 1996 was $58,112 compared to cash provided by financing activities of $46,426 during the three months ended December 31, 1995. The increase in the use of cash is the result of a $43,704 increase in payments for capital lease obligations, a $39,705 increase of net advances on the lines of credit with Mr. Vest and Ms. Vest, and a $21,129 reduction of proceeds from the Deferred Compensation Plan.

Results of Operations


Revenues-

The Company's revenues for the three months ended December 31, 1996, were $18,727,457, a 38% increase over the three months ended December 31, 1995. Revenues are directly related to the number of Representatives and their experience in the financial planning and sales industry. Additionally, the Company believes that the increase in revenues is due in part, to continued strength in overall financial markets and to the continuation of Representative development programs.

Due to the declining trend of commission revenue as a percentage of gross product sales, the Company has continued to devote resources to the further development of its fee-based programs. Portfolio management fees were $2,343,272 for the three months ended December 31, 1996, a 85% increase over the three months ended December 31, 1995. As Representatives switch client investment strategies from front-end sales charge investments (i.e., mutual funds) to fee-based investments, commission revenue will be replaced by ongoing portfolio management fees. Although this investment strategy eliminates commission revenues at the time of the original transaction, the Company has the potential to earn greater revenues from continued portfolio management fees. Portfolio management fees will be earned quarterly on client funds that remain invested in fee-based programs, compared to the one-time front-end sales charge on mutual fund investments.


Net Income -

Net income for the three months ended December 31, 1996, was $934,529, a decrease of $72,001 compared to net income of $1,006,530 for the three months ended December 31, 1995.

Income tax expense increased by $566,897 to $703,699 for the three months ended December 31, 1996, compared to $136,802 for the three months ended December 31, 1995. This increase was the result of the full utilization of the Company's net operating loss carryforward and other tax credits available in the prior year.

General and administrative expenses increased by $1,234,089 to $3,954,971 for the three months ended December 31, 1996, compared to the same period for the prior year. This increase is due to amounts accrued under incentive compensation plans for executive officers, senior managers, and employees, current year management fees to Mr. Vest, and additional administrative and operational staff to support current and projected operating levels.

Representative development costs for the three months ended December 31, 1996, were $1,728,924, a 4% increase over development costs of $1,658,717 for the three months ended December 31, 1995.

This increase in Representative development costs is the result of the continuation of programs developed to educate the Company's Representatives as well as the expansion of staff necessary to support participation in these programs. The Company believes that the increase in revenues is due in part, to training and educational programs, such as:

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

   Total Client Commitment (TCC) program
   -------------------------------------
   The TCC program reflects the Company's belief that H.D. Vest Representatives have a continuing obligation to provide comprehensive, knowledge-based services to their clients in a professional and ethical manner. To support the Representatives in fulfilling this obligation, the Company is providing a wide range of educational opportunities including newsletters, audiotapes, direct marketing programs, conference registration fees and success training. Additional programs include Client Appreciation Week, Client Service Awards, and the H.D. Vest Scholarship program for children of H.D. Vest investment clients.

Representative recruiting costs for the three months ended December 31, 1996, were $316,503, a 182% increase compared to recruiting costs of $112,373 for the three months ended December 31, 1995. This increase in recruiting cost is the result of an increase in direct mail and other recruiting methods used to find prospective Representatives. To the extent that the Company decides in the future to devote significant resources to rapidly expand its Representative base through aggressive recruiting activities, future profitability would likely be negatively impacted.

PART II  OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

Reference is made to Item 3 of the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended September 30, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      H. D. VEST, INC.
                                                 ----------------------------
                                                        (Registrant)




Date: February 4, 1997                           By: s\ Herb D. Vest
                                                     -------------------------
                                                     Herb D. Vest
                                                     Chief Executive Officer,
                                                      Chairman of the Board


Date: February 4, 1997                           By: s\ Wesley Ted Sinclair
                                                     -------------------------
                                                     Wesley Ted Sinclair
                                                     Chief Financial Officer,
                                                      Vice President (Principal
                                                      Financial and Accounting
                                                      Officer)