Form 10-Q
period 1997-03-31
VEST H D INC /TX/
filed 1997-05-08
CIK 819521

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

        X             Quarterly Report Pursuant to Section 13 or 15 (d)
       ---
                    of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1997

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


Number of shares of the registrant's Common Stock outstanding as of April 30, 1997: 5,423,341.

                                H.D. VEST, INC.

                                     INDEX

PART I.   Financial Information                                 Page No.
          ---------------------                                 --------

          Item 1.  Financial Statements (Unaudited)

               Consolidated Statements of Financial
                 Position--March 31, 1997 and
                 September 30, 1996                                3-4

               Consolidated Statements of Operations--
                 Three Months Ended March 31, 1997 and
                 March 31, 1996                                     5

               Consolidated Statements of Operations--
                 Six Months Ended March 31, 1997 and
                 March 31, 1996                                     6

               Consolidated Statements of Cash Flows--
                 Six Months Ended March 31, 1997 and
                 March 31, 1996                                     7

               Notes to Consolidated Financial Statements          8-9


          Item 2.  Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                                10-13

PART II.  Other Information
          -----------------

          Item 1.  Legal Proceedings                                13

          Item 6.  Exhibits and Reports on Form 8-K                 13

               Signatures                                           14

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------


                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                    ASSETS



                                       March 31,   September 30,
                                         1997          1996
                                      (Unaudited)
                                      -----------  -------------
Current assets:
 Cash and cash equivalents            $ 8,070,794    $ 6,484,846
 Short term investments                   500,000        250,000
 Commissions and accounts
  receivable                            4,415,127      4,509,419
 Notes receivable-
  related parties                         445,131        579,660
 Deferred taxes                            56,616        480,370
 Receivable from affiliate                 20,519        130,280
 Prepaid expenses                         256,354         91,377
                                      -----------    -----------

  Total current assets                 13,764,541     12,525,952
                                      -----------    -----------

Property and equipment, net
 of accumulated depreciation
 of $2,386,637 at March 31,
 1997, and $2,255,821 at September
 30, 1996                               1,700,830      1,673,472

Notes receivable - related parties      2,127,613      2,084,411

Other assets                              604,184        666,924
                                      -----------    -----------

                                      $18,197,168    $16,950,759
                                      ===========    ===========



       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT



                                       March 31,    September 30,
                                          1997           1996
                                      (Unaudited)
                                      -----------   -------------
Current liabilities:
 Accounts payable and accrued
   expenses                           $ 4,514,956     $ 5,583,156
 Amounts due on clearing
   transactions                         1,342,319         729,591
 Commissions payable                    4,264,862       3,317,096
 Payable to officer and directors               -          74,994
                                      -----------     -----------

   Total current liabilities           10,122,137       9,704,837
                                      -----------     -----------

Obligations under capital leases,
 excluding current installments           624,241         676,844

Other noncurrent liabilities              946,043         636,435

Unearned revenues                         181,906         931,110

Shareholders' investment:
 Preferred stock, $6 par value;
  250,067 shares outstanding            1,500,402       1,500,402
 Common stock, $.05 par value;
  100,000,000 shares authorized;
  5,423,341 issued and outstanding        271,167         271,167
 Additional paid-in capital             5,080,834       5,080,834
 Deficit                                 (529,562)     (1,850,870)
                                      -----------     -----------

   Total shareholders' investment       6,322,841       5,001,533
                                      -----------     -----------

                                      $18,197,168     $16,950,759
                                      ===========     ===========



       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)




                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                      1997         1996
                                                   -----------  -----------

Revenues:
  Commissions                                      $16,866,381  $13,431,475
  Portfolio management fees                          2,689,246    1,424,395
  Marketing and education fees                         946,918      882,593
  Interest                                             172,437       97,888
  Other                                                159,246      188,857
                                                   -----------  -----------

    Total revenues                                  20,834,228   16,025,208
                                                   -----------  -----------

Expenses:
  Commissions                                       12,029,051    9,376,839
  Portfolio management fees                          1,541,791      791,798
  General and administrative                         4,633,274    3,817,803
  Representative development                         1,470,358    1,341,400
  Representative recruiting                            168,624      105,135
  Interest                                              21,939       28,746
                                                   -----------  -----------

    Total expenses                                  19,865,037   15,461,721
                                                   -----------  -----------

Net income before taxes                                969,191      563,487

Income taxes                                           518,644       48,172
                                                   -----------  -----------

   Net income                                      $   450,547  $   515,315
                                                   ===========  ===========

Net income per common share                        $       .08  $       .09
                                                   ===========  ===========
Weighted average number of
  common shares outstanding                          5,423,341    5,423,341
                                                   ===========  ===========




       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)




                                                Six Months Ended March 31,
                                                --------------------------
                                                    1997         1996
                                                 -----------  -----------

Revenues:
  Commissions                                    $30,723,861  $24,069,773
  Portfolio management fees                        5,032,518    2,692,823
  Marketing and education fees                     3,036,677    2,272,346
  Interest                                           339,185      204,122
  Other                                              429,444      403,743
                                                 -----------  -----------

    Total revenues                                39,561,685   29,642,807
                                                 -----------  -----------

Expenses:
  Commissions                                     21,778,696   16,673,797
  Portfolio management fees                        2,861,078    1,459,436
  General and administrative                       8,588,245    6,538,685
  Representative development                       3,199,282    3,000,117
  Representative recruiting                          485,127      217,508
  Interest                                            41,838       46,445
                                                 -----------  -----------

    Total expenses                                36,954,266   27,935,988
                                                 -----------  -----------

Net income before taxes                            2,607,419    1,706,819

Income taxes                                       1,222,343      184,974
                                                 -----------  -----------

   Net income                                    $ 1,385,076  $ 1,521,845
                                                 ===========  ===========

Net income per common share                      $       .24  $       .27
                                                 ===========  ===========
Weighted average number of
  common shares outstanding                        5,423,341    5,423,341
                                                 ===========  ===========




       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                               Six Months Ended March 31,
                                               --------------------------
                                                   1997         1996
                                                -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $ 1,385,076   $1,521,845
  Noncash items included in income -
    Depreciation and amortization                   410,811      430,768
    Loss on sale of assets                           11,029            -
    Deferred tax provision                          423,754            -
  Net changes in certain working
   capital and other components
    Commissions and accounts receivable              94,292     (450,173)
    Receivable from affiliate                       109,761      (80,907)
    Prepaid and other assets                        (23,247)     (45,316)
    Payable to officers and directors               (74,994)     (25,006)
    Amounts due on clearing transactions            612,728    1,265,820
    Accounts payable and accrued expenses        (1,012,693)    (450,490)
    Commissions payable                             947,766    1,331,487
    Unearned revenues                              (749,204)    (898,893)
                                                -----------   ----------
  Net cash provided by
   operating activities                           2,135,079    2,599,135
                                                -----------   ----------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Purchases of property and equipment              (210,152)     (76,498)
  Purchases of short term investments              (250,000)           -
  Proceeds from sale of assets                       40,098            -
  Additions to other assets                         (71,264)     (31,842)
                                                -----------   ----------
  Net cash used for
   investing activities                            (491,318)    (108,340)
                                                -----------   ----------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Preferred stock dividends                         (63,768)     (63,768)
  Proceeds from deferred compensation plan          264,577      265,088
  Advances on notes receivable
   -related parties                                (397,805)    (463,714)
  Payments on notes receivable
   -related parties                                 347,402      328,016
  Payments on capital lease
   obligations                                     (208,219)    (130,479)
                                                -----------   ----------
  Net cash used for
   financing activities                             (57,813)     (64,857)
                                                -----------   ----------
 NET INCREASE IN CASH AND CASH EQUIVALENTS        1,585,948    2,425,938
CASH AND CASH EQUIVALENTS,
 September 30, 1996 and 1995                      6,484,846    3,383,060
                                                -----------   ----------
CASH AND CASH EQUIVALENTS,
 March 31, 1997 and 1996                        $ 8,070,794   $5,808,998
                                                ===========   ==========

      The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)



1)  Basis of Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of March 31, 1997 and September 30, 1996, the results of operations for the three and six month periods ended March 31, 1997 and 1996 and the cash flows for the six-month periods ended March 31, 1997 and 1996. Results of operations for the interim period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

Certain reclassifications have been made to prior years' statements in order for the amounts to be comparable with the current year presentation.


2)  Related-Party Transactions

The Company has an agreement with Herb D. Vest (primary shareholder) for management services to the Company. In return for such services, Mr. Vest receives management fees, including an annual bonus based on the Company's performance related to revenue, net income and other goals, as established by the Board of Directors. Effective January 1997, the Company increased the base management fee due to Mr. Vest to $900,000 from $750,000 per fiscal year.

3)  Notes Payable

The Company has entered into a lease line of credit with a bank under which the Company may borrow up to a maximum of $1,000,000. The lease line of credit is intended to finance the acquisition of computers and other assets related to information systems. The lease line bears interest, payable monthly, based upon the U.S. Treasury Note Index on the day of the advance. The lease line is secured by the underlying leased equipment as well as a certificate of deposit held by H.D. Vest Investment Securities, Inc. In addition, the lease line is cross-collateralized with the Company's operating line of credit. As of March 31, 1997, approximately $270,000 of assets have been acquired through the lease line.

The Company has entered into an operating line of credit with a bank under which the Company may borrow up to a maximum of $1,000,000. The operating line of credit is intended for working capital purposes and expires February 1, 1998. The operating line bears interest, payable monthly, at prime plus 1%. The operating line is secured by certificates of deposit held by H.D. Vest Investment Securities, Inc. Additionally, the Company's two largest shareholders have pledged a portion of their personal holdings of the Company's common stock as collateral for the operating line. As of March 31, 1997, no amount is outstanding on the operating line.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Liquidity and Capital Resources

At March 31, 1997, the Company had net working capital of $3,642,404, an increase of $821,289 over the $2,821,115 of working capital at September 30, 1996. The increase in working capital is primarily the result of an increase in commission and fee-based revenues. The Company believes that the increase in revenues is due in part, to continued strength in overall financial markets and to the continuation of Representative development programs.

The Company's cash flows provided by operations decreased to $2,135,079 for the six months ended March 31, 1997, compared to $2,599,135 during the six months ended March 31, 1996. This decrease is primarily due to the elimination of the Company's net operating loss carryforwards, which were fully utilized during the 1996 fiscal year, resulting in an approximately $800,000 increase in tax accruals and payments for the six months ended March 31, 1997 as compared to the same period in the prior year. This decrease is partially offset by the continued increase in cash flows from commission and fee-based revenues.

Cash used for investing activities for the purchase of property and equipment included costs incurred for furniture, fixtures and computer equipment. These costs were $210,152 and $76,498 for the six months ended March 31, 1997 and 1996, respectively. The Company also purchased a $250,000 certificate of deposit during the six months ended March 31, 1997, which is pledged against the lease line of credit and the operating line of credit. Additionally, the Company invested $71,264 and $31,842 for software development and other miscellaneous assets during the six months ended March 31, 1997 and 1996, respectively.

Cash used for financing activities during the six months ended March 31, 1997 decreased $7,044 to $57,813 compared to $64,857 during the six months ended March 31, 1996. The decrease in the use of cash is primarily the result of a $77,740 increase in payments for capital lease obligations and a $85,295 increase in net payments on the lines of credit with Mr. Vest and Ms. Vest.

Additionally, during the six months ended March 31, 1997, the Company acquired property and equipment under various lease arrangements in the amount of $145,140. These assets are being utilized to support the current and projected operating levels of the Company.

Results of Operations


Revenues

The Company's revenues for the three months ended March 31, 1997, were $20,834,228, a 30% increase over the Company's revenues for three months ended March 31, 1996. Revenues for the six months ended March 31, 1997 were $39,561,685, a 33% increase over revenues for the six months ended March 31, 1996. Revenues are directly related to the number of Representatives and their experience in the financial planning and sales industry. The Company believes that the increase in revenues is due in part to continued strength in overall financial markets and to the continuation of Representative development programs.

Due to the declining trend of commission revenue as a percentage of gross product sales, the Company has continued to devote resources to the further development of its fee-based programs. Portfolio management fees were $2,689,246 for the three months ended March 31, 1997, an 89% increase over portfolio management fees for the three months ended March 31, 1996. Portfolio management fees were $5,032,518 for the six months ended March 31, 1997, an 87% increase over portfolio management fees for the six months ended March 31, 1996. As Representatives switch client investment strategies from front-end sales charge investments (i.e., mutual funds) to fee-based investments, commission revenue will be replaced by ongoing portfolio management fees. Although this investment strategy eliminates commission revenues at the time of the original transaction, the Company has the potential to earn greater revenues from continued portfolio management fees. Portfolio management fees are earned quarterly on client funds that remain invested in fee-based programs, compared to the one-time front-end sales charge on mutual fund investments.


Net Income

Net income before tax for the three months ended March 31, 1997 was $969,191, an increase of $405,704 compared to $563,487 for the three months ended March 31, 1996. Net income before tax for the six months ended March 31, 1997 was $2,607,419, an increase of $900,600 compared to $1,706,819 for the six months ended March 31, 1996.

Net income for the three months ended March 31, 1997, was $450,547, a decrease of $64,768 compared to net income of $515,315 for the three months ended March 31, 1996. Net income for the six months ended March 31, 1997 was $1,385,076, a decrease of $136,769 compared to net income of $1,521,845 for the six months ended March 31, 1996. Net income for the six-month period was relatively unchanged from the comparable period in the prior year as the increase in revenues (net of any related commissions) was offset by increases in income tax accruals due to the elimination of the Company's net operating loss carryforwards, as well as increases in general and administrative expense resulting from increased staffing levels necessary to support current and expected operating levels.

Income tax expense increased by $470,472 to $518,644 for the three months ended March 31, 1997, compared to $48,172 for the three months ended March 31, 1996. Income tax expense increased by $1,037,369 to $1,222,343 for the six months ended March 31, 1997, compared to $184,974 for the six months ended March 31,
1996.   This increase was the result of the full utilization of the Company's net operating loss carrforwards and other tax credits available in 1996.

General and administrative expenses increased by $815,471 to $4,633,274 for the three months ended March 31, 1997, compared to the same period for the prior year. General and administrative expenses increased by $2,049,560 to $8,588,245 for the six months ended March 31, 1997, compared to the same period the prior year. This increase is primarily due to a 27% increase in administrative and operational staff for the six months ended March 31, 1997 compared to the six months ended March 31, 1996. The increase in staff is needed to support current and projected operating levels of the Company.

Representative development costs for the three months ended March 31, 1997 were $1,470,358, a 10% increase over development costs of $1,341,400 for the three months ended March 31, 1996. Representative development costs for the six months ended March 31, 1997 were $3,199,282, a 7% increase over development costs of $3,000,117 for the six months ended March 31, 1996. This increase in Representative development costs is the result of the continuation of programs developed to educate the Company's Representatives as well as the expansion of staff necessary to support participation in these programs. The Company believes that the increase in revenues is due in part, to training and educational programs, such as:

   Regional Support System (RSS)
   -----------------------------
   The RSS program is designed to provide Representatives with local support in all aspects of financial planning including sales and marketing training and time and practice management. Each RSS group is led by an H.D. Vest Representative. The RSS program is built around Mentor Teams (for Representatives seeking to achieve $25,000 in 12-month rolling gross revenues), Chapters (which are similar to the Mentor Teams except that they are held in larger workshop formats) and Summit Teams (for Representatives above the $25,000 12-month rolling gross revenue threshold). Each Chapter conducts monthly workshops from May through January, while Mentor team meetings are held throughout the year.

   Total Client Commitment (TCC) program
   -------------------------------------
   The TCC program reflects the Company's belief that H.D. Vest Representatives have a continuing obligation to provide comprehensive, knowledge-based services to their clients in a professional and ethical manner. To support the Representatives in fulfilling this obligation, the Company is providing a wide range of educational opportunities including newsletters, audiotapes, direct marketing programs, conference registration fees and success training. Additional programs include Client Appreciation Week, Client Service Awards and the Herb D. Vest Scholarship Program for H.D. Vest investment clients or immediate family members of clients.

Representative recruiting costs for the three months ended March 31, 1997 were $168,624, a 60% increase compared to recruiting costs of $105,135 for the three months ended March 31, 1996. Representative recruiting costs for the six months ended March 31, 1997 were $485,127, a 123% increase compared to recruiting costs of $217,508 for the six months ended March 31, 1996. This increase in recruiting costs is the result of increases in direct mail and other recruiting methods used to find prospective Representatives. The Company's recruiting efforts generated a 128% increase in new affiliates for the six months ended March 31, 1997 compared to the six months ended March 31, 1996. The Company expects additional affiliates throughout fiscal year ended September 30, 1997 from these recruiting efforts due to the timing of the Company's recruiting process. To the extent that the Company decides in the future to devote significant resources to rapidly expand its Representative base through aggressive recruiting activities, future profitability would likely be negatively impacted.



PART II  OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                  SIGNATURES



 Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  H. D. VEST, INC.
                                         ---------------------------------
                                                    (Registrant)




Date: May 7, 1997                  By: /s/ Herb D. Vest
                                       -----------------------------------
                                       Herb D. Vest
                                       Chief Executive Officer,
                                        Chairman of the Board


Date: May 7, 1997                  By: /s/ Wesley Ted Sinclair
                                       ----------------------------------
                                       Wesley Ted Sinclair
                                       Chief Financial Officer,
                                        Vice President (Principal
                                        Financial and Accounting Officer)