Form 10-Q
period 1997-06-30
VEST H D INC /TX/
filed 1997-08-13
CIK 819521

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

 X            Quarterly Report Pursuant to Section 13 or 15 (d)
---
                    of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1997

                                      or

              Transition Report Pursuant to Section 13 or 15 (d)
---
                    of the Securities Exchange Act of 1934

                 For the Transition Period from _____ to _____

                          Commission File No. 0-19614


                                H.D. VEST, INC.
            (Exact name of registrant as specified in its charter)

               Texas                                  75-2154244
    -------------------------------             --------------------
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

                        Yes  X       No
                           ----        ----

Number of shares of the registrant's Common Stock outstanding as of August 11, 1997: 5,423,341.

                                H.D. VEST, INC.

                                     INDEX



PART I.  Financial Information                                          Page No.
         ---------------------                                          --------

         Item 1.  Financial Statements (Unaudited)

              Consolidated Statements of Financial Position--
                June 30, 1997 and September 30, 1996                         3-4

              Consolidated Statements of Operations--Three Months
                Ended June 30, 1997 and June 30, 1996                          5

              Consolidated Statements of Operations--Nine Months Ended
                June 30, 1997 and June 30, 1996                                6

              Consolidated Statements of Cash Flows--Nine Months Ended
                June 30, 1997 and June 30, 1996                                7

              Notes to Consolidated Financial Statements                     8-9


         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    10-13

PART II. Other Information
         -----------------

         Item 1.  Legal Proceedings                                           14

         Item 4.  Submission of Matters to a Vote of Shareholders             14

         Item 6.  Exhibits and Reports on Form 8-K                            14

             Signatures                                                       15

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------


                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                    ASSETS


                                        June 30,    September 30,
                                          1997          1996
                                      (Unaudited)
                                      -----------   -------------

Current assets:
  Cash and cash equivalents            $ 7,742,884    $ 6,484,846
  Short term investments                   500,000        250,000
  Commissions and accounts
    receivable                           4,893,146      4,509,419
  Notes receivable-
    related parties                        516,335        579,660
  Deferred taxes                           460,172        480,370
  Receivable from affiliate                116,520        130,280
  Prepaid expenses                         437,900         91,377
                                        ----------    -----------

    Total current assets                14,666,957     12,525,952
                                        ----------    -----------
Property and equipment, net
  of accumulated depreciation
  of $2,557,637 at June 30,
  1997, and $2,255,821 at September
  30, 1996                               2,745,308      1,673,472

Notes receivable - related parties       2,127,613      2,084,411

Other assets                               598,386        666,924
                                        ----------    -----------

                                       $20,138,264    $16,950,759
                                       ===========    ===========


       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT



                                        June 30,    September 30,
                                          1997           1996
                                       (Unaudited)
                                       -----------  ------------
Current liabilities:
 Accounts payable and accrued
   expenses                           $ 5,736,950     $ 5,583,156
 Amounts due on clearing
   transactions                           821,932         729,591
 Commissions payable                    4,138,697       3,317,096
 Payable to officer and directors               -          74,994
                                      -----------     -----------

   Total current liabilities           10,697,579       9,704,837
                                      -----------     -----------
Obligations under capital leases,
 excluding current installments         1,157,572         676,844

Other noncurrent liabilities            1,128,562         636,435

Unearned revenues                         420,401         931,110

Shareholders' investment:
 Preferred stock, $6 par value;
  250,067 shares outstanding            1,500,402       1,500,402
 Common stock, $.05 par value;
  100,000,000 shares authorized;
  5,423,341 issued and outstanding        271,167         271,167
 Additional paid-in capital             5,080,834       5,080,834
 Deficit                                 (118,253)     (1,850,870)
                                      -----------     -----------

   Total shareholders' investment       6,734,150       5,001,533
                                      -----------     -----------
                                      $20,138,264     $16,950,759
                                      -----------     -----------

       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)




                                  Three Months Ended June 30,
                                  ---------------------------
                                      1997           1996
                                  ------------    -----------

Revenues:
  Commissions                       $18,706,258   $17,432,517
  Portfolio management fees           2,783,414     1,799,663
  Marketing and education fees        1,342,379       832,219
  Interest                              193,815       151,924
  Other                                 245,758       143,636
                                    -----------   -----------

    Total revenues                   23,271,624    20,359,959
                                    -----------   -----------

Expenses:
  Commissions                        13,261,119    12,164,039
  Portfolio management fees           1,616,647       993,676
  General and administrative          4,723,267     4,009,724
  Representative development          2,186,553     1,831,437
  Representative recruiting             656,745       264,994
  Interest                               15,343        22,481
                                    -----------   -----------

    Total expenses                   22,459,674    19,286,351
                                    -----------   -----------

Income before taxes                     811,950     1,073,608

Income taxes                            368,757       195,457
                                    -----------   -----------

   Net income                       $   443,193   $   878,151
                                    ===========   ===========

Net income per common share         $       .08   $       .15
                                    ===========   ===========
Weighted average number of
  common shares outstanding           5,423,341     5,423,341
                                    ===========   ===========

       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)




                                   Nine Months Ended June 30,
                                   -------------------------
                                      1997          1996
                                   -----------   -----------

Revenues:
  Commissions                      $49,430,119   $41,502,290
  Portfolio management fees          7,815,932     4,492,486
  Marketing and education fees       4,379,056     3,104,565
  Interest                             533,000       356,046
  Other                                675,202       547,379
                                   -----------   -----------

    Total revenues                  62,833,309    50,002,766
                                   -----------   -----------

Expenses:
  Commissions                       35,039,815    28,837,836
  Portfolio management fees          4,477,725     2,453,112
  General and administrative        13,311,512    10,548,409
  Representative development         5,385,835     4,817,554
  Representative recruiting          1,141,872       496,502
  Interest                              57,181        68,926
                                   -----------   -----------

    Total expenses                  59,413,940    47,222,339
                                   -----------   -----------

Income before taxes                  3,419,369     2,780,427

Income taxes                         1,591,100       380,431
                                   -----------   -----------

   Net income                      $ 1,828,269   $ 2,399,996
                                   ===========   ===========

Net income per common share        $       .32   $       .42
                                   ===========   ===========

Weighted average number of
  common shares outstanding          5,423,341     5,423,341
                                   ===========   ===========

       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                      Nine Months Ended June 30,
                                                      --------------------------
                                                           1997         1996
                                                       -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $ 1,828,269   $2,399,996
  Noncash items included in income -
    Depreciation and amortization                          652,232      664,417
    Loss on sale of assets                                  11,830       48,776
    Deferred tax provision                                  20,198            -
  Net changes in certain working
   capital and other components
    Commissions and accounts receivable                   (383,727)    (863,663)
    Receivable from affiliate                               13,760       (1,629)
    Prepaid and other assets                              (275,997)    (179,026)
    Payable to officers and directors                      (74,994)     (75,006)
    Amounts due on clearing transactions                    92,341      397,316
    Accounts payable and accrued expenses                  129,062      (83,230)
    Commissions payable                                    821,601    1,453,091
    Unearned revenues                                     (510,709)    (901,002)
                                                       -----------   ----------
  Net cash provided by
   operating activities                                  2,323,866    2,860,040
                                                       -----------   ----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Purchases of property and equipment                     (714,730)    (227,543)
  Purchases of short term investments                     (250,000)           -
  Proceeds from sale of assets                              40,098       10,000
  Additions to other assets                               (135,887)     (66,321)
                                                       -----------   ----------

  Net cash used for
   investing activities                                 (1,060,519)    (283,864)
                                                       -----------   ----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Preferred stock dividends                                (95,652)     (95,652)
  Proceeds from deferred compensation plan                 416,875      407,920
  Advances on notes receivable
   -related parties                                       (397,805)    (463,714)
  Payments on notes receivable
   -related parties                                        347,402      328,016
  Payments on capital lease
   obligations                                            (276,129)    (231,825)
                                                       -----------   ----------

  Net cash used for
   financing activities                                     (5,309)     (55,255)
                                                       -----------   ----------

 NET INCREASE IN CASH AND CASH EQUIVALENTS               1,258,038    2,520,921
CASH AND CASH EQUIVALENTS,
 September 30, 1996 and 1995                             6,484,846    3,383,060
                                                       -----------   ----------
CASH AND CASH EQUIVALENTS,
 June 30, 1997 and 1996                                $ 7,742,884   $5,903,981
                                                       ===========   ==========

       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)



1)  Basis of Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of June 30, 1997 and September 30, 1996, the results of operations for the three and nine month periods ended June 30, 1997 and 1996 and the cash flows for the nine-month periods ended June 30, 1997 and 1996. Results of operations for the interim period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

Certain reclassifications have been made to prior years' statements in order for the amounts to be comparable with the current year presentation.

The Company is required to adopt Statement of Financial Accounting Standards No. 128 Earnings per Share (SFAS 128) in fiscal 1998. SFAS 128 requires replacement of "primary" earnings per share with "basic" earnings per share and "fully diluted" earnings per share with "diluted" earnings per share. Had SFAS 128 been in effect for the three months and nine months ended June 30, 1997, reported earnings per share would not be different from those reported in the accompanying interim financial statements.

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

3)  Notes Payable

The Company has entered into a lease line of credit with a bank under which the Company may borrow up to a maximum of $1,000,000. The lease line of credit is intended to finance the acquisition of computers and other assets related to information systems. The lease line bears interest, payable monthly, based upon the U.S. Treasury Note Index on the day of the advance. The lease line is secured by the underlying leased equipment as well as a certificate of deposit held by H.D. Vest Investment Securities, Inc. As of June 30, 1997, approximately $270,000 of assets have been acquired through the lease line.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Liquidity and Capital Resources

At June 30, 1997, the Company had net working capital of $3,969,378, an increase of $1,148,263 over the $2,821,115 of working capital at September 30, 1996. The increase in working capital is primarily the result of an increase in commission and fee-based revenues. The Company believes that the increase in revenues is due in part, to continued strength in overall financial markets and to the continuation of Representative recruiting and development programs.

The Company's cash flows provided by operations decreased to $2,323,866 for the nine months ended June 30, 1997, compared to $2,860,040 during the nine months ended June 30, 1996. This decrease is primarily due to the elimination of the Company's net operating loss carryforwards, which were fully utilized during the 1996 fiscal year, resulting in an approximately $820,000 increase in tax payments for the nine months ended June 30, 1997 as compared to the same period in the prior year. This decrease is partially offset by the continued increase in cash flows from commission and fee-based revenues.

Cash used for investing activities for the purchase of property and equipment included costs incurred for furniture, fixtures and computer equipment. These costs were $714,730 and $227,543 for the nine months ended June 30, 1997 and 1996, respectively. The Company also purchased a $250,000 certificate of deposit during the nine months ended June 30, 1997, which is pledged against the lease line of credit and the operating line of credit. Additionally, the Company invested $135,887 and $66,321 for software development and other miscellaneous assets during the nine months ended June 30, 1997 and 1996, respectively.

Cash used for financing activities during the nine months ended June 30, 1997 decreased $49,964 to $5,309 compared to $55,255 during the nine months ended June 30, 1996. The decrease in the use of cash is primarily the result of a $44,304 increase in payments for capital lease obligations and a $85,295 increase in net payments on the lines of credit with Mr. Vest and Ms. Vest.

Additionally, during the nine months ended June 30, 1997, the Company acquired property and equipment under various lease arrangements in the amount of $856,841. These assets are being utilized to support the current and projected operating levels of the Company.

Results of Operations


Revenues

The Company's revenues for the three months ended June 30, 1997, were $23,271,624, a 14% increase over the Company's revenues for three months ended June 30, 1996. Revenues for the nine months ended June 30, 1997 were $62,833,309, a 26% increase over revenues for the nine months ended June 30, 1996. Revenues are directly related to the number of Representatives and their experience in the financial planning and sales industry. The Company believes that the increase in revenues is due in part to continued strength in overall financial markets and to the continuation of Representative recruiting and development programs.

Due to the declining trend of commission revenue as a percentage of gross product sales, the Company has continued to devote resources to the further development of its fee-based programs. Portfolio management fees were $2,783,414 for the three months ended June 30, 1997, a 55% increase over portfolio management fees for the three months ended June 30, 1996. Portfolio management fees were $7,815,932 for the nine months ended June 30, 1997, a 74% increase over portfolio management fees for the nine months ended June 30, 1996. As Representatives switch client investment strategies from front-end sales charge investments (i.e., mutual funds) to fee-based investments, commission revenue will be replaced by ongoing portfolio management fees. Although this investment strategy eliminates commission revenues at the time of the original transaction, the Company has the potential to earn greater revenues from continued portfolio management fees. Portfolio management fees are earned quarterly on client funds that remain invested in fee-based programs, compared to the one-time front-end sales charge on mutual fund investments.


Net Income

Income before tax for the three months ended June 30, 1997 was $811,950, a decrease of $261,658 compared to $1,073,608 for the three months ended June 30, 1996. Income before tax for the nine months ended June 30, 1997 was $3,419,369, an increase of $638,942 compared to $2,780,427 for the nine months ended June 30, 1996.

Net income for the three months ended June 30, 1997, was $443,193, a decrease of $434,958 compared to net income of $878,151 for the three months ended June 30, 1996. Net income for the nine months ended June 30, 1997 was $1,828,269, a decrease of $571,727 compared to net income of $2,399,996 for the nine months ended June 30, 1996. Net income for the nine-month period decreased from the comparable period in the prior year as the increase in revenues (net of any related commissions) was offset by increases in income tax accruals due to the elimination of the Company's net operating loss carryforwards, as well as increases in general and administrative expense resulting from increased staffing levels necessary to support current and expected operating levels.

Income tax expense increased by $173,300 to $368,757 for the three months ended June 30, 1997, compared to $195,457 for the three months ended June 30, 1996. Income tax expense increased by $1,210,669 to $1,591,100 for the nine months ended June 30, 1997, compared to $380,431 for the nine months ended June 30,
1996.   This increase was the result of the full utilization of the Company's net operating loss carryforwards and other tax credits available in 1996.

General and administrative expenses increased by $713,543 to $4,723,267 for the three months ended June 30, 1997, compared to the same period for the prior year. General and administrative expenses increased by $2,763,103 to $13,311,512 for the nine months ended June 30, 1997, compared to the same period the prior year. This increase is primarily due to a 38% increase in administrative and operational staff for the nine months ended June 30, 1997 compared to the nine months ended June 30, 1996. The increase in staff is needed to support current and projected operating levels of the Company.

Representative development costs for the three months ended June 30, 1997 were $2,186,553, a 19% increase over development costs of $1,831,437 for the three months ended June 30, 1996. Representative development costs for the nine months ended June 30, 1997 were $5,385,835, a 12% increase over development costs of $4,817,554 for the nine months ended June 30, 1996. This increase in Representative development costs is the result of the continuation of programs developed to educate the Company's Representatives as well as the expansion of staff necessary to support participation in these programs. The Company believes that the increase in revenues is due in part, to training and educational programs, such as:

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

Representative recruiting costs for the three months ended June 30, 1997 were $656,745, a 148% increase compared to recruiting costs of $264,994 for the three months ended June 30, 1996. Representative recruiting costs for the nine months ended June 30, 1997 were $1,141,872, a 130% increase compared to recruiting costs of $496,502 for the nine months ended June 30, 1996. This increase in recruiting costs is the result of increases in direct mail and other recruiting methods used to find prospective Representatives. The Company's recruiting efforts generated a 132% increase in new affiliates for the nine months ended June 30, 1997 compared to the nine months ended June 30, 1996. The Company expects additional affiliates throughout the fiscal year ending September 30, 1997 from these recruiting efforts due to the timing of the Company's recruiting process. To the extent that the Company decides in the future to devote significant resources to rapidly expand its Representative base through aggressive recruiting activities, future profitability would likely be negatively impacted.

PART II  OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings
--------------------------

Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.


Item 4.  Submission of Matters to a Vote of Shareholders
--------------------------------------------------------

The annual meeting of shareholders of the Company was held on May 30, 1997 at the Washington Hilton and Towers in Washington, DC. Matters voted on and approved by the Company's Shareholders at the meeting included the re-election of Herb D. Vest as Chairman of the Board of Directors, the re-election of Barbara Vest, Kenneth E. Reynolds, Jack B. Strong, Jerry M. Prater, Phillip W. Mayer and Lynn R. Niedermeier as Directors of the Company. Additionally brought to a vote at this meeting was the approval of Arthur Andersen LLP as the Company's independent public accountants for the ensuing year. Below is a list of the items brought to a vote at the annual shareholder meeting and the distribution of votes.

Matter Voted            Voted For    Voted Against  Abstained     Non-vote
------------            --------     -------------  ---------     --------

Directors
   Herb D. Vest         5,012,456            -         51,915       358,970
   Barbara Vest         5,011,156            -         53,215       358,970
   Jack B. Strong       5,011,556            -         52,815       358,970
   Kenneth E. Reynolds  5,011,181            -         53,190       358,970
   Jerry M. Prater      5,015,356            -         49,015       358,970
   Phillip W. Mayer     5,012,856            -         51,515       358,970
   Lynn R. Niedermeier  5,007,531            -         56,840       358,970

Independent Auditors    5,048,086       11,475          4,810       358,970

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             H. D. VEST, INC.
                                        --------------------------
                                            (Registrant)




Date:  August 12, 1997               By: /s/ Herb D. Vest
                                         --------------------------
                                         Herb D. Vest
                                           Chief Executive Officer,
                                            Chairman of the Board

Date:  August 12, 1997               By: /s/ Wesley Ted Sinclair
                                         --------------------------
                                         Wesley Ted Sinclair
                                           Chief Financial Officer,
                                            Vice President (Principal
                                           Financial and Accounting Officer)