Form 10-K
period 1997-09-30
VEST H D INC /TX/
filed 1997-12-12
CIK 819521

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

   X         Annual Report Pursuant to Section 13 or 15(d)
  ---
             of the Securities Exchange Act of 1934 (Fee Required)
                 For the fiscal year ended September 30, 1997

               Transition Report Pursuant to Section 13 or 15(d)
  ---
           of the Securities Exchange Act of 1934 (No Fee Required)
                 For the transition period from _____ to _____

                          Commission File No. 0-19614

                                H.D. VEST, INC.
            (Exact name of registrant as specified in its charter)

               Texas                                 75-2154244
    -------------------------------           -------------------------
   (State or other jurisdiction of               (IRS Employer ID.)
    incorporation or organization)

          433 E. Las Colinas Blvd., Third Floor, Irving, Texas  75039
             (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code (972)863-6000

       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

             Title of each class            Exchange on which registered
       ------------------------------      ------------------------------
       Common stock, $.05 par value         NASDAQ National Market Tier

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such requirements for the past 90 days.
                            Yes  X       No
                                ---         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stocks (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of September 30, 1997, as computed by reference to the closing sale price of the registrant's Common Stock on the NASDAQ National Market Tier of the NASDAQ Market System on such date: $6,500,795.

Number of shares of the registrant's Common Stock outstanding as of September 30, 1997: 5,423,341.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

                                     NONE

                                    PART I

Item 1.  Business
-----------------

(a) General Development of Business
    -------------------------------

H.D. Vest, Inc. ("Company"), founded by Herb D. Vest, was formed on December 17, 1986, as a Texas corporation. The Company is a financial services company, organized for the purpose of investing in financial service companies and providing management services to such companies as well as other entities. The Company also conducts operations under the corporate assumed name of H.D. Vest Financial Services. The Company owns all outstanding shares of the following subsidiaries:

                                H.D. Vest, Inc.
                      d/b/a H.D. Vest Financial Services



                                        Incorporated
             Subsidiaries                 (TEXAS)             Services
             ------------               ------------          --------
H.D. Vest Investment Securities, Inc.         1983      Registered Securities
 "HDVIS"                                                Broker-dealer
                                                        Products:
                                                        Mutual Funds
                                                        Unit Investment Trusts
                                                        Limited Partnerships
                                                        Stocks and Bonds

H.D. Vest Advisory Services, Inc.             1987      Registered Investment
 "HDVAS"                                                Advisor
                                                        Agent Licensing
                                                        Assistance
                                                        Money Management
                                                        Services

H.D. Vest Mortgage Services, Inc.             1989      Inactive Subsidiary
 "HDVMS"
H.D. Vest Collateral Management               1988      Inactive Subsidiary
 Company "HDVCMC"
H.D. Vest Business Valuation                  1987      Inactive Subsidiary
 Services, Inc.  "HDVBVS"
H.D. Vest Corporate Finance, Inc.             1990      Inactive Subsidiary
 "HDVCF"

The Company was established to meet the growing demand for professional financial services, and to provide such services primarily through tax professionals. The Company's management believes that the tax professional is uniquely qualified to give confidential, professional financial advice and implement financial plans due to the tax professional's knowledge of his or her clients' financial affairs. The Company offers the tax professional the means to provide personalized financial services to the consumer while simultaneously providing the tax professional with an additional source of income.

The Company actively recruits tax professionals to become affiliated with the Company's subsidiaries HDVIS and HDVAS, and an affiliated insurance entity, in order to maintain and expand a network for providing financial services. Representatives registered with the Company include CPAs, CFPs, Enrolled Agents
(EA), PhDs, CFAs, Registered Investment Advisors, tax attorneys, and other tax professionals. Many hold state or national offices in CPA societies, EA organizations and public accounting societies.

The Company's subsidiary HDVIS is a securities broker-dealer, registered with the Securities and Exchange Commission ("SEC") and securities regulatory commissions in all fifty (50) states, the District of Columbia and the Commonwealth of Puerto Rico. HDVIS is a member of the National Association of Securities Dealers ("NASD"), Securities Investors Protection Corporation ("SIPC") and the Securities Industry Association ("SIA"). HDVIS' Representatives are primarily tax professionals located throughout the United States who provide their clients with a wide range of financial services consisting of such investments as mutual funds, unit investment trusts, limited partnership interests, stocks and bonds. The Company utilizes the Representative base of HDVIS to market other services provided by the Company through its subsidiaries and an affiliated insurance entity.

The Company's subsidiary HDVAS is an investment advisor registered with the Securities and Exchange Commission and various state regulatory agencies as well as a member of the Investment Company Institute. The Company's Representatives can register as Investment Advisor Representatives under HDVAS. HDVAS has developed proprietary fee-based services, which give its Representatives the capability of providing fee-based money management services to their clients.

(b) Financial Information About Industry Segments
    ---------------------------------------------

The Company and its subsidiaries operate primarily in a single industry segment: securities brokerage and related financial services. The following table sets forth the Company's total revenues by major source:

                    SUMMARY OF COMPANY'S SOURCES OF REVENUE


                                    Year ending September 30,
                              -------------------------------------------
                                  1995           1996           1997
                              -------------  -------------  -------------
Mutual Fund and UITs            $30,611,062    $44,960,556    $54,222,732
Partnership Interests               198,910        126,945        101,885
Stocks, Bonds and Options         1,930,867      2,752,832      4,084,707
Insurance Products                4,286,916      7,753,815     10,098,858
Trading                                   -         29,863        228,217
Marketing and Education Fees      2,933,055      4,182,201      6,396,111
Portfolio Management Fees         3,219,574      6,480,537     11,070,632
Facility and Service Fees
 from Affiliate                     551,379        416,298        538,700

All Other                           938,288        806,175      1,082,540
                                -----------    -----------    -----------

Total Revenue                   $44,670,051    $67,509,222    $87,824,382
                                ===========    ===========    ===========

The Company had assets of $11,666,371, $16,950,759 and $19,747,631 for the years ended September 30, 1995, 1996 and 1997, respectively. The Company had net income of $1,329,001, $1,188,707 and $2,142,063 for the years ended September 30, 1995, 1996 and 1997, respectively.

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

The various services of the Company, provided by the Company and/or its subsidiaries, are as follows and are discussed in more detail on the pages that follow:

           Entity Name:                     Service Performed
           ------------                     -----------------
H.D. Vest, Inc.                          Technical and Sales Support
                                         Services, Regional Support System,
                                         Educational Services,
                                         Representative Recruiting,
                                         Representative Development,
                                         Representative Systems, Insurance
                                         Agency Management Services.
H.D. Vest Investment Securities, Inc.    Investment Services, Trading and
                                         Customer Service, Representative
                                         Licensing, Compliance and Due
                                         Diligence Services.
H.D. Vest Advisory Services, Inc.        Professional Investment Advisory
                                         Services
H.D. Vest Mortgage Services, Inc.        Inactive Subsidiary
H.D. Vest Collateral Management
 Company, Inc.                           Inactive Subsidiary

H.D. Vest Business Valuation Services,
 Inc.                                    Inactive Subsidiary

H.D. Vest Corporate Finance, Inc.        Inactive Subsidiary

TECHNICAL AND SALES SUPPORT SERVICES

The Company has assembled staff experts in areas of individual and business financial planning, including Certified Public Accountants, Certified Financial Planners, Chartered Financial Analysts, Chartered Life Underwriters, Certified Investment Management Analysts, Chartered Financial Consultants, Certified Employee Benefits Specialists, Chartered Pension Consultants, Enrolled Agents, Certified Management Accountants, American Institute of Certified Public Accountants-Accredited Personal Financial Specialists, Lawyers and Pension and Executive Compensation Certificate recipients. The Company's staff of financial professionals provide financial planning and product information to H.D. Vest Representatives who in turn assist their clients with their financial planning needs. These services to clients include, but are not limited to, investment and insurance planning and product selection, portfolio management, assistance in establishment of employee benefit plans, and estate planning.

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

Each RSS group is led by a successful H.D. Vest Representative. This Representative has met specific criteria and attended training before beginning to train fellow H.D. Vest Representatives. The Regional Support System is divided into Mentor, Chapter and Summit teams determined by varying degrees of Representative production.

EDUCATIONAL SERVICES

The Company's educational staff develops educational materials, programs and seminars designed to enhance the technical skills and knowledge of Representatives. Tools used to train and educate the Company's Representatives and their clients include, but are not limited to, self-study courses, newsletters, promotional pieces and software.

REPRESENTATIVE RECRUITING

At September 30, 1997, the Company has approximately 5,197 fully licensed Representatives and approximately 1,073 Representatives in various stages of licensing.

The Company recruits Representatives for its subsidiaries HDVIS and HDVAS and an affiliated insurance entity. Since its inception, the Company has developed a recruiting process which the Company believes results in a larger network for distribution of financial products and services. Based on its experience in this area, the Company typically uses methods that have been proven to be the most effective in the past. These methods include direct mail, recruiting seminars, telemarketing, trade shows, referral incentive programs, trade publication advertising and various educational events. The Company may employ additional methods of recruiting in order to develop and determine the effectiveness of such alternatives.

REPRESENTATIVE DEVELOPMENT

The Representative Development process is the cornerstone of the Company's concept of providing the client with the most qualified professional Representative available. The Company has made, and will continue to make, significant investments in the development of programs to provide Representatives with training designed to keep them apprised of financial opportunities for their clients.

The Company requires its Representatives to obtain specific licenses, complete training programs and follow prescribed procedures in adding financial planning and implementation services to their practices.

The training and marketing programs offered by the Company to its Representatives include software support such as an asset allocation and tax form based investment analysis program, educational events such as the RSS meetings (described above) and marketing initiatives including self-study kits and newsletters, and various other regional and national meetings sponsored by the Company. Currently, the Company holds two national training conferences annually.

REPRESENTATIVE SYSTEMS

The Information Services Division ("Division") provides computer support systems for both the Company and its Representatives. The Division is responsible for developing and writing programs and for maintaining the hardware that support the Company's operations.

The Company recognizes that access to information, and the ability to process that information quickly and accurately, must be a business priority. To that end, the Company has developed an Intranet Site, Internet Site, and undertaken a variety of other computer software and hardware improvement initiatives.

During fiscal 1997, the Company developed an Internet site that is accessible to any World Wide Web user at www.hdvest.com. The Company's web site is primarily an advertising and recruiting tool used by the Company to provide information about itself to interested individuals. The Company intends to continually expand the information available on this web site.

Also in fiscal 1997, the Company developed, for the sole use of its Representative base, an Intranet site. The Company's Intranet site provides, to licensed Representatives, a complete array of information and services primarily for use in providing investment services to clients. Services provided, or to be provided in the future, include access to information on client accounts, on-line quotes, remote order entry capability, and access to the forms libraries of mutual fund product sponsors. The Company intends to continually expand the information available on, and capabilities of, the Intranet site.

The Company is currently developing a Representative Desktop. This computer system will provide the Representative with an office management system that will integrate with the Company's existing computer hardware and software.

INSURANCE AGENCY MANAGEMENT SERVICES

The Company provides management services to an affiliated insurance agency, H.D. Vest Insurance Services("HDVIns"). HDVIns represents a diversified spectrum of national insurance companies offering life, health, disability, long-term care and variable and fixed annuity products for both individuals and businesses. Representatives of the Company are licensed through HDVIns to sell insurance products. These Representatives are paid a commission on such sales by HDVIns or HDVIS in certain circumstances. The Company does not receive any portion of these commissions but does receive a facility and service fee for management and other services rendered by the Company. The Company has charged HDVIns a facility and service fee of $551,379, $416,298 and $538,700 for the years ended September 30, 1995, 1996 and 1997, respectively. As of September 30, 1997, the Company had a receivable of approximately $142,145 from HDVIns.

INVESTMENT SERVICES

H.D. Vest Investment Securities, Inc. is registered as a broker-dealer in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico, and is the investment products and trading subsidiary of the Company. HDVIS offers non-proprietary investment products including mutual funds, unit investment trusts, direct investments, stocks and bonds. HDVIS is a member of the National Association of Securities Dealers, the Securities Investors Protection Corporation, and the Securities Industry Association.

TRADING AND CUSTOMER SERVICE

Trading and customer services are provided by the Company to its Representatives on an ongoing basis. The Company's trading room processes trades in mutual funds, direct investments, unit investment trusts and individual securities. In addition, the H.D. Vest Discount Brokerage Service allows investors to buy and sell individual securities at discounted commission rates.

The following table summarizes the number of securities transactions processed by the Company:

                     Years Ended September 30,
                     -------------------------
                  1995         1996         1997
                  ----         ----         ----

                1,569,425    2,422,705    4,042,941

Customer accounts for trading of stocks and bonds and certain mutual fund and direct participation programs are cleared on a fully disclosed basis through National Financial Services Corporation, 161 Devonshire Street, Mail Stop D6, Boston, Massachusetts 02110. National Financial Services Corporation, as the clearing firm for HDVIS, maintains all stock, bond and option transactions of HDVIS' customers on its own records. The majority of transactions involving mutual funds and direct participation programs are handled directly with the product distributors.

REPRESENTATIVE LICENSING

The Company provides step-by-step assistance to Representatives in obtaining their securities, insurance and Registered Investment Advisor licenses, including educational programs for exams and administrative processing through the National Association of Securities Dealers, and the state agencies supervising securities and insurance licensing.

COMPLIANCE AND SUPERVISION

The financial services industry is subject to extensive regulation on both the federal and state levels, with which the Company and its subsidiaries must comply (see "Government Regulation"). HDVIS and HDVAS must maintain current registration with the applicable regulatory bodies.

The Company requires that all Representatives follow the Company's Compliance and Supervisory Procedures. To that end, the Company's

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

PROFESSIONAL INVESTMENT ADVISORY SERVICES

H.D. Vest Advisory Services, Inc. ("HDVAS") conducts the investment advisory activities of the Company. HDVAS, formed in 1987 as a Texas corporation, is registered as an investment advisor with the Securities and Exchange Commission and various state regulatory agencies and is a member of the Investment Company Institute. The Company's Representatives can register as Investment Advisor Representatives under HDVAS, giving them the capability of providing fee-based financial planning services to their clients.

HDVAS provides three fee-based services. The VestPremiere Investment Program is designed for clients with a minimum $100,000 of currently investable assets, and allows individual investors, foundations, endowments, retirement plans and trusts to access comprehensive and independent consulting services that historically were reserved for only large institutional investors. This service helps investors to determine an appropriate asset allocation and to choose the proper money managers to manage various portions of their investment portfolio. A quarterly report is provided to each client detailing investment performance.

The VestFlex Investment Program is designed to provide clients with a minimum $10,000 of investable assets with asset allocation and professional-monitoring services. Individual investment objectives and risk tolerances are utilized to select the optimal portfolio in order to meet the client's needs. Each portfolio is invested in a family of mutual funds and diversified into different asset classes. A quarterly report is provided to each client detailing investment performance.

The Vest Advisor Investment Program accommodates clients with a minimum of $25,000 of current investable assets. These investments are managed by the client's Representative according to the portfolio goals established by the client. Each client's investment is held in a single brokerage account. A quarterly report is provided to each client detailing investment performance.

                                  TRADEMARKS

The Company has trademarks, including H.D. Vest Financial Services, that protect the Company against the unauthorized use of its corporate name and programs. These trade names are valuable assets of the Company and unauthorized use of these trade names are prosecuted as necessary to protect the Company's interests.

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


The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, representative supervision, trade practices among broker-dealers, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations, and changes in the interpretation of enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC and the self-regulatory organizations may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulations and discipline of broker-dealers is the protection of customers and the securities markets rather than protection of creditors and stockholders of broker-dealers (see "Item 3 Legal Proceedings").

HDVIS is a member of the Securities Investors Protection Corporation. SIPC provides protection to customers (but not shareholders) if a SIPC member fails financially. customers (NOT INCLUDING INVESTORS IN THE STOCK OF THE COMPANY) of HDVIS that have securities and/or cash on deposit with HDVIS, would be protected up to a maximum of $500,000, including up to $100,000 on claims for cash.

HDVIS is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to
1. Minimum net capital can never be lower than $250,000 or 6 2/3% of aggregate indebtedness, as defined, whichever is greater. In computing net capital under the Uniform Net Capital Rule, various adjustments are made to net worth to exclude assets which are not readily convertible into cash and to conservatively state other assets, such as a firm's position in the securities that it holds in its own account. To that end, a deduction is made against the market value of such securities to reflect the possibility of a market decline prior to their disposition. For each dollar that net capital is reduced, by means of such deductions or otherwise (for example, through operating losses or capital rules, which are unique to the securities industry), financial restrictions are imposed upon the Company which are more severe than those imposed on corporations engaged in certain other types of business (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources"). HDVIS had net capital, required net capital and excess net capital for the years ended september 30, 1995, 1996 and 1997 as follows:

                                         1995          1996           1997
                                         ----          ----           ----
NET CAPITAL                            $1,449,906   $1,409,407     $1,992,987

REQUIRED NET CAPITAL                      250,000      392,490        381,470
                                       ----------   ----------     ----------
EXCESS NET CAPITAL                     $1,199,906   $1,016,917     $1,611,517
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

                                   EMPLOYEES

At September 30, 1997, the Company employed 251 full-time employees who provide support services to Representatives of the Company. To the extent that the Company recruits additional Representatives, the number of employees would be expected to increase proportionately during the fiscal year ending September 30, 1998.


                            Employees by Department
                            As of September 30, 1997

            Marketing and Technical Support                       97
            Administration and Other                              26
            Operations                                           116
            Educational Services                                  12
                                                                 ---
            Total Employees                                      251
                                                                 ===

The majority of employees are college graduates and are securities licensed.

Item 2.  Description of Property
--------------------------------

The Company occupies approximately 34,000 square feet of office space in Irving, Texas, located at 433 East Las Colinas Blvd. The Company's lease expires in May 1998.

In August 1997, the Company entered into a ten-year operating lease agreement under which the Company will occupy approximately 80,000 square feet of office space in a new facility in Irving,

Texas. The Company intends to relocate its operations to the new facility by the end of January 1998.

Item 3.  Legal Proceedings
--------------------------

In September 1997, litigation was initiated against the Company and H.D. Vest Investment Securities, Inc. in regard to the activities of a former Registered Representative. The plaintiffs seek recovery for alleged out-of-pocket losses totaling $300,000. In addition, the plaintiffs seek recovery for treble and punitive damages as well as recovery for pain and suffering. The Company believes it has a defense against these claims and intends to vigorously defend them. The Company is unable to determine the likelihood that additional material claims arising from the Registered Representative's conduct will be made. Although the Company believes that a defense to any additional claims exists, and intends to vigorously defend such claims if necessary, a negative result in multiple claims could have a material adverse impact on the Company.

In September 1997, the Company received notice of two claims against H.D. Vest Investment Securities, Inc. in regard to the activities of a former Registered Representative. It is unknown whether these claims, which together total approximately $800,000, will proceed to litigation. The Company believes it has a defense against these claims and intends to vigorously defend any lawsuit filed as a result of the claims. The Company is unable to determine the likelihood that additional material claims arising from the Registered Representative's conduct will be made. Although the Company believes that a defense to any additional claims exists, and intends to vigorously defend such claims as necessary, a negative result in multiple claims could have a material adverse impact on the Company.

During the fiscal year ended September 30, 1994, the Securities and Exchange Commission began an investigation of H.D. Vest Investment Securities, Inc., relating to the activities of a former Registered Representative. In July 1995, concurrent with an administrative proceeding instituted against HDVIS, the SEC and HDVIS entered into a settlement agreement. Pursuant to the settlement agreement, HDVIS (i) paid a monetary sanction of $50,000 and (ii) agreed to modify its supervisory and compliance procedures in accordance with the recommendations of an independent consultant retained by the Company.

Additionally, during fiscal 1994, in connection with the matter described in the preceding paragraph, a group of clients of the former Registered Representative commenced a civil action against HDVIS and the former Registered Representative alleging violations of securities laws, fraud, conversion and related causes of action. In June 1995, the Company paid for the benefit of the plaintiffs, approximately $450,000 as reimbursement of what the Company believed to represent actual out-of-pocket losses plus interest. Subsequently, this legal action was submitted to binding arbitration before the NASD.

In September 1996, the arbitration panel awarded the plaintiffs approximately $1.7 million of which approximately $475,000 represented recovery of alleged economic losses. HDVIS appealed the award but nevertheless accrued and set aside sufficient net capital to pay the $1.7 million award following the exhaustion of all appeals. In this regard, the Company made a non-refundable contribution of $1 million to increase the net capital of HDVIS pursuant to a previously executed Facility and Services Agreement between the Company and HDVIS. A fidelity bond issued in favor of HDVIS covered approximately $250,000 of the plaintiff's out-of-pocket losses.

Following a denial of the Company's appeal to a Federal District Court, the Company, in September 1997, ended its appeal attempts and paid the plaintiff's award of approximately $1.7 million, thereby ending the litigation.

The Company is subject to other legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated. Management believes, based on the advice of legal counsel responsible for such matters, that these actions, when finally concluded and determined, will not have a material adverse effect upon the financial position or results of operations of the Company.


Item 4.  Submission of Matters to a Vote of Shareholders
--------------------------------------------------------

None.

                                    Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

As of September 30, 1997 the Company's stock was listed on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol: HDVS. The total trading volume of the Company's stock for fiscal 1997 was 539,778. There can be no assurance that a more active market will develop. The following table sets forth the range of high and low closing bid prices of the Company's Common Stock as reported by the NASDAQ National Market System during the periods indicated. The prices set forth below represent prices between dealers, do not include retail markups, markdowns, or commissions and do not necessarily represent actual transactions.


                                 High    Low
                                 -----  -----

     3 Months Ended     9/30/97  $5.50  $4.63
                        6/30/97   4.88   3.75
                        3/31/97   5.13   4.13
                       12/31/96   5.25   3.25
                       --------  -----  -----
                        9/30/96   5.50   2.63
                        6/30/96   3.88   2.75
                        3/31/96   3.00   1.88
                       12/31/95   3.00   1.88
                       --------  -----  -----
                        9/30/95   3.13   2.75
                        6/30/95   3.38   2.50
                        3/31/95   3.38   2.50
                       12/31/94   3.88   2.25
                       --------  -----  -----

As of September 30, 1997, there were 677 holders of record of the Company's common stock.

The NASDAQ NMS Qualification Standards require any company wishing to remain listed to have net tangible assets of $4,000,000, public float of shares of 750,000 (which are shares not held directly or indirectly by any officer, director or beneficial owner of more than 10% of the total shares outstanding), market value of public float of $5,000,000, $1 minimum bid for outstanding shares, 400 round lot shareholders and 2 market makers.

If the Company were subsequently delisted from the NASDAQ National Market System, such delisting would materially limit the public market for the Company's common stock through loss of news coverage, possible decline in share price and possible difficulty in obtaining subsequent financing. In such event, a stockholder might encounter difficulty in selling his or her common stock.

The Company has paid no dividends on its common stock since incorporation. The Company intends to continue to devote its earnings, if any, to the growth and development of the Company. Any dividends in the future will depend upon the Company's financial requirements and other factors.

POTENTIAL FUTURE SALES PURSUANT TO RULE 144 -

Of the 5,423,341 shares of common stock outstanding as of September 30, 1997, 4,083,354 shares of common stock are "restricted securities," as that term is defined in Rule 144 under the Securities Act of 1933, as amended. Under this rule, a person (or persons whose shares are aggregated) not affiliated with the issuer who has satisfied a one-year holding period may, under certain circumstances, sell within a three-month period a number of shares which does not exceed the greater of 1% of the shares outstanding or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of the Company and who has satisfied a two-year holding period. After a two-year holding period, if a person is not an affiliate and has not been an affiliate for the last three months, then the person can sell his shares without any restrictions applicable to Rule 144. Herb D. Vest, the Chairman of the Board and Chief Executive Officer of the Company, owns 2,442,008 shares, which are subject to Rule 144. Mr. Vest acquired the majority of his shares in February 1987. Also, Barbara Vest, an employee and Director of the Company owns 1,467,063 shares that are subject to Rule 144. Future sales under Rule 144 may have a depressive effect on the price of the Company's common stock. Herb D. Vest and Barbara Vest currently have escrowed 20% of their stock with an independent escrow agent in order to meet certain conditions required by the State of Texas under a previous S-18 registration statement. In addition, Herb D. Vest and Barbara Vest have pledged portions of their remaining stock on outstanding lines of credit.

 Item 6.  Selected Financial Data
--------------------------------

The following summary of certain financial information relating to the Company for the five years ended September 30, 1997, has been derived from the audited financial statements of the Company.

Such information should be read in conjunction with the Consolidated Financial Statements and the report thereon of Arthur Andersen LLP, independent public accountants, located elsewhere in this document.

               Summary of Consolidated Statements of Operations
                           Years Ended September 30,

-----------------------------------------------------------------------------------------------
                     1993             1994              1995             1996            1997
            ------------------------------------------------------------------------------------

Total
Revenues           $46,007,817       $50,287,196      $44,670,051       $67,509,222    $87,824,382
Net Income
(Loss)             $ 2,934,722       $  (369,901)     $ 1,329,001       $ 1,188,707    $ 2,142,063
Net Income
(Loss)Common
share              $       .52       $      (.09)     $       .22       $       .20    $       .37
Cash
Dividends
Declared
per common
share              $      -        $      -           $      -        $      -          $      -



                                    Summary of Consolidated Statements
                                         of Financial Position
                                           As of September 30,
---------------------------------------------------------------------------------------------
                      1993            1994            1995            1996           1997
                 -----------------------------------------------------------------------------
Working Capital     $2,533,029     $ 1,012,016     $ 1,293,871     $ 2,821,115   $ 5,054,298
Total Asset         $9,857,018     $12,336,852     $11,666,371     $16,950,759   $19,747,631
Notes Payable
and Obligations
under Capital
Leases (net
of current
maturities)         $  187,858     $   543,848     $   430,739     $   676,844   $ 1,016,257
Total
Liabilities         $6,720,687     $ 9,697,957     $ 7,726,010     $11,949,226   $12,699,070
Shareholders'
Investment          $3,136,331     $ 2,638,895     $ 3,940,361     $ 5,001,533   $ 7,048,561

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

                        LIQUIDITY AND CAPITAL RESOURCES

The main sources of liquidity and capital resources for the Company are cash flows from operations and deferrals of compensation by Registered Representatives. At September 30, 1997, the Company had working capital of $5,054,298, an increase of $2,233,183 from the $2,821,115 of working capital at September 30, 1996. The increase in working capital is primarily the result of a 30% increase in total revenue for the year ended September 30, 1997, as well as an increase of $576,022 in current year deferrals from the Representatives Deferred Compensation Plan.

Cash provided by operating activities decreased by $3,040,514 to $740,271 for the year ended September 30, 1997 compared to the year ended September 30, 1996. The decrease in cash provided by operations is primarily due to the reduction of Accounts Payable and Accrued Expenses, increases in Commission and Account Receivables net of related Commission Expense, and additions to Prepaid Assets during the year ended September 30, 1997.

Cash used for investing activities increased by $767,305 to $1,141,856 for the year ended September 30, 1997. The increase is primarily due to purchases of property and equipment made by the Company during fiscal 1997. These expenditures were necessary to support current and projected operating levels of the Company. Cash used for investing activities of $374,551 and $485,804 for the years ended September 30, 1996 and 1995 included costs incurred for software development, designed to improve the productivity of the Company and its Representatives, and costs related to the formation of the Deferred Compensation Plan. The Company incurred expenditures of $988,061, $315,179 and $95,145 for furniture, fixtures and computer equipment for the years ended September 30, 1997, 1996 and 1995, respectively.

Cash provided by financing activities of $51,731 during the fiscal year ended September 30, 1997 included net advances on the lines of credit to Mr. Vest and Ms. Vest, payments for capital lease obligations and preferred stock dividends. Net advances on lines of credit consist of advances to Mr. Vest of $285,714, payments from Mr. Vest of $285,714, advances to Ms. Vest of $112,090 and payments from Ms. Vest of $61,688. Cash provided by financing activities during the fiscal year ended September 30, 1997 included amounts deferred by Representatives under the Deferred

Cash used for financing activities of $54,448 during the fiscal year ended September 30, 1996 include net advances on the lines of credit with Ms. Vest of $135,698, payments for capital lease obligations and preferred stock dividends, offset by amounts deferred by Representatives under the Deferred Compensation Plan of $518,286.

Additionally, during 1997, the Company acquired, under various capital lease agreements, telephone equipment and other property necessary to support the current and projected operating levels of the Company.

Historically, the Company's growth has been financed through loans, private placements of preferred and common stock, public offerings of common stock and cash flows from operations. For the period from inception through September 30, 1997, amounts from these sources have been approximately $2.5 million, $2.6 million, $5.1 million and $8.7 million, respectively.

In July 1995, the Company began accepting contributions for the Deferred Compensation Plan ("the Plan") for its Representatives. Pursuant to the Plan, Representatives may forego current compensation, thereby postponing recognition of income otherwise currently taxable, and subsequently receive the deferred compensation plus a Company matching contribution, as defined in the Plan. As of September 30, 1997 and 1996, approximately $1,167,000 and $591,000, respectively, had been deferred under the Plan.

Matching contributions on amounts deferred under the Plan are accrued as additional commission expense on a straight-line basis from the period deferred until the Representative is paid the deferral amount and matching contribution. Accordingly, participation in the Plan by Representatives will have the effect of increasing commission expense in the years in which commissions are earned and deferred by participants. Such increases in commission expense will have an adverse effect on the net income of the Company. To the extent that Representatives elect to defer receipt of compensation under the Plan, such compensation will ultimately be paid to the participant in the form of cash. As of September 30, 1997 and 1996, the Company had accrued matching contributions of approximately $156,200 and $45,200, respectively.

The Company continually monitors the capital markets for opportunities to obtain financing to meet its growth needs. Historically, the Company has significantly increased its recruiting and development activities upon obtaining such financing. The Company must expense all costs related to these activities. Additionally, in periods of increased recruiting and development activities, the Company has experienced higher general and administrative costs as overhead increased to support the recruiting and development activities. Consequently, the Company has recorded substantial expenses subsequent to obtaining financing required to fund further growth. Should the Company obtain future financing to fund its growth plans, it is likely the Company would record substantial expenses in the periods subsequent to obtaining such financing.

                             RESULTS OF OPERATIONS

REVENUES:
The Company's revenues for the years ended September 30, 1997, 1996, and 1995 were $87,824,382, $67,509,222, $44,670,051, respectively, a 30%, 51%, and -11%
change from the years ended September 30, 1996, 1995, and 1994, respectively. Management believes that the increase in revenues in fiscal years ended 1997 and 1996 is due in part, to continued strength in the overall financial markets and to the continued development of training and educational programs by the Company. Management believes that revenues in 1995 were negatively impacted by declining financial markets and rising interest rates that made interest-bearing investments attractive to investors.

Commission revenue as a percentage of gross product sales, and as a percentage of total revenues, has gradually declined since the Company's formation. This decline is primarily due to an industry-wide reduction in commissions on purchases of mutual funds and unit investment trusts. These products comprise the majority of the revenues generated by HDVIS, the Company's main operating subsidiary. To the extent that these commissions continue to decline, HDVIS must increase its volume of products sold to maintain historical commission revenue levels.

Due to the declining trend of commission revenue as a percentage of gross product sales, the Company continues to devote significant resources to further development of its fee-based programs. Portfolio management fees from these programs were $11,070,632 for the year ended September 30, 1997, a 71% increase over the year ended September 30, 1996. Portfolio fee revenue for the years ended September 30, 1996 and 1995, were $6,480,537 and $3,219,574, respectively, a 101% and 92% increase over the years ended September 30, 1995 and 1994, respectively.

The reasons for changes in the Company's revenues in the years ended September 30, 1995, 1996, and 1997 are summarized in the following table:


                           % Change for the Years Ended September 30,
                                 as compared to Previous Years
                            -----------------------------------------
Source of Revenue             1995            1996          1997
-------------------------   --------        --------      -------
Mutual Fund and UITs (1)       -17%           +47%           +21%
Variable Insurance
  Products (2)                 +10%           +81%           +30%
Limited Partnership
  Interests (3)                -29%           -36%           -20%
Stocks, Bonds and
  Options (1)                  -15%           +43%           +48%
Trading (8)                      -            N/A           +664%
Investment Advisory
  and Portfolio
  Management Fees (4)          +92%          +101%           +71%
Facility and Service
  Fees (5)                     +75%           -24%           +29%
Marketing and
  Educational
  Fees (6)                     -11%           +43%           +53%
Other (7)                      -47%           -14%           +34%


(1) Revenue increased in 1996 and 1997 due to continued strength in the financial markets and to the continued increases in product sales resulting in part from the growth of the number of Representatives. Other contributing factors include the training programs provided by the Company and stable or declining interest rates. Revenues in 1995 decreased due to rising interest rates that made interest-bearing investments attractive to investors.
(2) Revenues increased due to the increase in the number of Representatives licensed to offer this product and market conditions that made this product a more attractive investment.
(3) Revenues decreased due to a decline in demand for this type of product due to changes in tax laws and the economic viability of these products.
(4) Revenues increased in part due to an increase in the number of Representatives licensed to offer this product and the development of additional fee-based services. The division has continued to grow with the addition of new accounts and new services, VestFlex and VestAdvisor Investment Programs.

     During 1995, 1996 and 1997, the Company has devoted significant resources to further develop its fee-based programs.
(5) Facility and Service Fees increased in 1995 and 1997 due to an increase in the resources available to support this product line. Fees in 1996 decreased due to a decline in resources available to support this product line.
(6) Revenues in 1996 and 1997 increased due to increases in sales and the expansion of the educational programs and seminars provided by the Company. Product sponsors assist in the funding of the Company's educational services. Revenues in 1995 decreased as a direct result of a sluggish market, which reduced the receipts from product sponsors.
(7) Effective November 15, 1989, the Company began charging a transaction fee of $10.50 for each transaction processed by the Company, subject to certain limitations. This policy was discontinued in the first quarter of fiscal year 1995. Transaction fees for the years ended September 30, 1994, and 1995 were $845,436 and $64,586 respectively. The increase in 1997 is due to increased interest income received by the Company from increased cash reserves maintained during the year.
(8) Revenue from trading activities were $29,863 and $228,217 for the years ended September 30, 1996 and 1997, respectively.

NET INCOME:
Net income for the year ended September 30, 1997 was $2,142,063 compared to net income of $1,188,707 and $1,329,001 for the years ended September 30, 1996 and 1995, respectively.

General and administrative expenses for the years ended September 30, 1997 and 1996 were $19,394,200 and $16,072,510, respectively an increase of $3,321,690 and $5,261,618 from the prior years ended September 30, 1996 and 1995, respectively. To meet increased service demands, the Company increased staffing levels by 33%. The Company's total number of employees grew from 189 to 251, with additions in the areas of financial planning support, advisory services, trading, compliance, customer service, and information services. General and administrative expenses include incentive compensation plans for executive officers, senior managers, and employees. The Company's Representative base has increased 16% from 4,471 in September 1995 to 5,197 in September 1997. This increase as well as the continued strength in the financial markets over the same period, are the primary reasons for the Company's staff build-up over the past two years.

Management believes that the Company's investment in the training, development, and support of its Representative base through proprietary education programs has contributed to the increase in revenues experienced by the Company.

General and administrative expenses for the year ended September 30, 1995 were $10,810,892, a decrease of $2,893,060 from the prior year total of $13,703,952. A substantial amount of the Company's expenses are variable and controllable. Therefore, as revenues declined during 1995, the Company was able to reduce certain expenses to maintain its profitability. Additionally, the reduction in general and administrative expenses for fiscal 1995 is partially due to a credit to expense of $381,331 related to the cancellation of an officer's severance agreement.

Included in general and administrative expense are costs related to an arbitration award to a group of clients of a former Representative. Also included in the increased expenses are amounts related to incentive compensation plans for executive officers, senior managers and employees, and additional administrative and operational staff necessary to support the Company's current and projected operating levels. The following table summarizes the related charges to general and administrative expense related to this matter. For a more detailed discussion see "Item 3. Legal Proceedings."

                                                 Year Ended September 30,
                                       ---------------------------------------------
                                         1995               1996              1997
                                      ---------          ----------         --------
Professional fees and other
   Expenses                           $  42,312          $  665,937         $ 47,393
SEC sanction                           (150,000)                  -                -
Receivable from bonding
   Company                                    -            (250,000)               -
Payments and arbitration
   Awards to plaintiffs                 452,292           1,700,000          121,035
                                      ---------          ----------         --------

                                      $ 344,604          $2,115,937         $168,428
                                      =========          ==========         ========

The Representative development process is the cornerstone of the Company's concept of providing the client with the most qualified professional Representative available. The Company has made, and will continue to make, significant investments in the development of programs to provide Representatives with training designed to keep them apprised of financial opportunities for their clients.

The Company requires its Representatives to obtain specific licenses, complete training programs and follow prescribed procedures in adding financial planning and implementation services to their practices.

The training and marketing programs offered by the Company to its Representatives include software support such as an asset allocation and tax form based investment analysis program, educational events such as RSS meetings and marketing initiatives that include self-study kits and newsletters, and various other regional and national meetings sponsored by the Company as well as the sponsors of products sold by the Company's Representatives. Currently, the Company holds two national training conferences annually.

Representative development costs for the year ended September 30, 1997 and 1996 were $7,485,266 and $6,506,014, respectively, an increase of $979,252 and $1,979,377 over the prior years ended September 30, 1996 and 1995, respectively. Representative development costs for the year ended September 30, 1995 were $4,526,637, a decrease of $411,490 over the prior year.

At September 30, 1997, the Company has approximately 5,197 fully licensed Representatives and approximately 1,073 Representatives in various stages of licensing.

The Company recruits Representatives for its subsidiaries HDVIS and HDVAS and other affiliated entities. Since its inception, the Company has developed a recruiting process which it believes results in a larger network for distribution of financial products and services. Based on its experience in this area, the Company typically uses methods that have been proven to be the most effective in the past. These methods include direct mail, recruiting seminars, telemarketing, trade shows, referral incentive programs, trade publication advertising and various education events. The Company may employ additional methods of recruiting in order to develop and determine the effectiveness of such alternatives.

The Company's recruiting efforts for the years ended September 30, 1995, 1996, and 1997 resulted in increases in new affiliates of 683, 722, and 1,815, respectively.

Representative recruiting costs for the year ended September 30, 1997 and 1996, were $1,677,594 and $773,909, respectively, an increase of $903,685 and $375,072 over the prior years ended September 30, 1996 and 1995, respectively.

Representative recruiting costs for the year ended September 30, 1995, were $398,837, a decrease of $120,339 from the costs of $519,176 for the year ended September 30, 1994. The increases in fiscal 1997 and 1996 are the result of increased activities designed to find prospective Representatives.

The Company's Representatives include Certified Public Accountants ("CPA"). Currently, however, some state boards have regulations prohibiting CPAs from receiving commissions for the sale or referral of products or services to their clients. Since 1988, 23 states have changed their rules to allow commission income by CPAs and several other states have proposed rule changes. CPA Representatives have been challenged in Louisiana and California, where the receipt of commissions by CPAs are prohibited. The Company has chosen to vigorously support these Representatives. The Company has incurred legal costs of approximately $156,000, $242,000 and $351,000 for the years ended September 30, 1995, 1996 and 1997, respectively, to support these Representatives.

The Company wishes to caution readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management's Discussion and Analysis), as well as oral statements made from time to time by representatives of the Company. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the impact of competition, the seasonality of the Company's business, taxes, inflation, and governmental regulations.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------


                          Index
                                                        Page(s)
                                                        -------

Report of Independent Public Accountants                  F-1

Consolidated Statements of Financial
 Position - September 30, 1996 and 1997                F-2 & F-3

Consolidated Statements of Operations -
 Three years ended September 30, 1997                     F-4

Consolidated Statements of Shareholders'
 Investment - Three years
 ended September 30, 1997                                 F-5

Consolidated Statements of Cash Flows -
 Three years ended September 30, 1997                     F-6

Notes to Consolidated Financial Statements             F-7 - F-22

                   Report of Independent Public Accountants



To the Shareholders and Directors of H.D. Vest, Inc.:

  We have audited the accompanying consolidated statements of financial position of H.D. Vest, Inc. (a Texas Corporation) as of September 30, 1996 and 1997, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H.D. Vest, Inc. as of September 30, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.





                                                 Arthur Andersen LLP

Dallas, Texas,
November 12, 1997

                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                    ASSETS


                                                 September 30,
                                         --------------------------
                                             1996           1997
                                         ------------   -----------

Current assets:
   Cash and cash equivalents              $ 6,734,846   $ 6,384,992
   Commissions and accounts
     receivable                             4,509,419     6,642,200
   Current portion - notes receivable
     related parties                          579,660       590,320
   Deferred taxes                             480,370             -
   Receivable from affiliate                  130,280       142,145
   Prepaid expenses                            91,377       503,738
                                          -----------   -----------

      Total current assets                 12,525,952    14,263,395
                                          -----------   -----------

Property and equipment, net of
  accumulated depreciation
  of $2,255,821 at 1996, and
  $1,485,366 at 1997                        1,673,472     2,755,457
Notes receivable - related parties,
  net of current portion                    2,084,411     2,127,613
Intangible and other assets, net of
  accumulated amortization                    666,924       601,166
                                          -----------   -----------

Total assets                              $16,950,759   $19,747,631
                                          ===========   ===========




      The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                                   September 30,
                                            ---------------------------
                                                1996           1997
                                            -------------  ------------
Current liabilities:
   Accounts payable and accrued expenses     $ 5,583,156    $ 3,930,651
   Amounts due on clearing transactions          729,591        539,538
   Commissions payable                         3,317,096      4,738,908
   Payable to officer and directors               74,994              -
                                             -----------    -----------

      Total current liabilities                9,704,837      9,209,097
                                             -----------    -----------

Obligations under capital leases,
  excluding current installments                 676,844      1,016,257

Other noncurrent liabilities                     636,435      1,323,375

Unearned revenue                                 931,110      1,150,341


Shareholders' investment:
Preferred stock, $6 par value;
  10,000,000 shares authorized,
  250,067 shares issued and outstanding
  in both 1996 and 1997                        1,500,402      1,500,402
Common stock, $.05 par value;
  100,000,000 shares authorized,
  5,423,341 outstanding at September 30,
  1996 and 1997                                  271,167        271,167
Additional paid-in capital                     5,080,834      5,113,334
Retained Earnings (Deficit)                   (1,850,870)       163,658
                                             -----------    -----------

   Total shareholders'
     investment                                5,001,533      7,048,561
                                             -----------    -----------

Total liabilities and
   shareholders' investment                  $16,950,759    $19,747,631
                                             ===========    ===========



       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                          Years Ended September 30,
                                   ----------------------------------------
                                       1995          1996          1997
                                   ------------  ------------  ------------

Revenues:
   Commissions                      $37,027,755   $55,624,011   $68,736,399
   Portfolio management fees          3,219,574     6,480,537    11,070,632
   Marketing and education fees       2,933,055     4,182,201     6,396,111
   Facility and service fee
     from affiliate                     551,379       416,298       538,700
   Other                                938,288       806,175     1,082,540
                                    -----------   -----------   -----------

    Total revenues                   44,670,051    67,509,222    87,824,382
                                    -----------   -----------   -----------

Expenses:
   Commissions                       25,582,436    38,254,754    48,384,293
   Portfolio management fee           1,739,748     4,109,284     7,375,367
   General and administrative        10,810,892    16,072,510    19,394,200
   Representative development         4,526,637     6,506,014     7,485,266
   Representative recruiting            398,837       773,909     1,677,594
   Interest                             100,280        96,161       222,271
                                    -----------   -----------   -----------

    Total expenses                   43,158,830    65,812,632    84,538,991
                                    -----------   -----------   -----------

Net income before state
  and federal income tax              1,511,221     1,696,590     3,285,391

Provision for state and federal
  income tax                            182,220       507,883     1,143,328
                                    -----------   -----------   -----------

Net income                          $ 1,329,001   $ 1,188,707   $ 2,142,063
                                    ===========   ===========   ===========

Net income
  per common share                  $      0.22   $      0.20   $      0.37
                                    ===========   ===========   ===========

Weighted average number of
 common shares outstanding            5,406,337     5,423,341     5,423,341
                                    ===========   ===========   ===========




       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

            FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1996, AND 1997

                            Shares of Stock
                              Outstanding                                Additional    Retained
                          --------------------   Preferred    Common      Paid-in      Earnings
                          Preferred   Common       Stock       Stock      Capital     (Deficit)       Total
                          ---------  ---------  -----------  ---------  -----------  ------------  ------------
Balance at
 September 30, 1994         250,067  5,392,287   $1,500,402   $269,614   $4,982,387  $(4,113,508)   $2,638,895

Issuance of Common
 Stock as Compensation            -     31,054            -      1,553       98,447            -       100,000


Preferred Dividends               -          -            -          -            -     (127,535)     (127,535)

Net Income                        -          -            -          -            -    1,329,001     1,329,001
                          ---------  ---------  -----------  ---------  -----------  -----------    ----------

Balance at
 September 30, 1995         250,067  5,423,341    1,500,402    271,167    5,080,834   (2,912,042)    3,940,361

Preferred Dividends               -          -            -          -            -     (127,535)     (127,535)

Net Income                        -          -            -          -            -    1,188,707     1,188,707
                          ---------  ---------  -----------  ---------  -----------  -----------    ----------

Balance at
 September 30, 1996         250,067  5,423,341    1,500,402    271,167    5,080,834   (1,850,870)    5,001,533

Capital Contribution              -          -            -          -       32,500            -        32,500

Preferred Dividends               -          -            -          -            -     (127,535)     (127,535)

Net Income                        -          -            -          -            -    2,142,063     2,142,063
                          ---------  ---------  -----------  ---------  -----------  -----------    ----------

Balance at
 September 30, 1997         250,067  5,423,341   $1,500,402   $271,167   $5,113,334  $   163,658    $7,048,561
                          =========  =========  ===========  =========  ===========  ===========    ==========


       The accompanying notes are an integral part of these consolidated financial statements.

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Years Ended September 30,
                                                    ----------------------------------------
                                                        1995          1996          1997
                                                    ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $ 1,329,001   $ 1,188,707   $ 2,142,063
 Reconciliation of net income to
  net cash provided by operating activities
    Depreciation and Amortization                        850,941       901,093       933,014
    Loss on Sale of Assets                                     -       120,716        21,564
    Common stock issued as compensation                  100,000             -             -
    Changes in assets and liabilities
      Commissions and accounts receivable                350,810    (1,179,550)   (2,132,781)
      Deferred tax                                             -      (480,370)      480,370
      Receivable from affiliate                           53,611       (31,351)      (11,865)
      Prepaids and other assets                           33,001       (72,702)     (415,821)
      Payable to officers and directors                 (205,400)     (125,006)            -
      Accounts payable and accrued expenses             (403,862)    2,414,075    (1,727,263)
      Commissions payable                               (168,704)    1,094,661     1,421,812
      Amounts due on clearing transactions            (1,004,344)       60,404      (190,053)
      Unearned revenue                                  (149,385)     (109,892)      219,231
                                                     -----------   -----------   -----------
Net cash provided by operating
     Activities                                          785,669     3,780,785       740,271
                                                     -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to other assets                              (390,659)      (69,372)     (211,645)
 Purchases of property and equipment                     (95,145)     (315,179)     (988,061)
 Proceeds from sale of assets                                  -        10,000        57,850
                                                     -----------   -----------   -----------
    Net cash used for
      investing activities                              (485,804)     (374,551)   (1,141,856)
                                                     -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital Contribution                                          -             -        32,500
 Preferred stock dividends                              (127,535)     (127,535)     (127,535)
 Advances from deferred compensation plan                 72,857       518,286       576,022
 Advances on notes receivable to
   related parties                                    (2,073,497)     (463,713)     (397,804)
 Payments on notes receivable from
   related parties                                     1,238,092       338,017       347,402
 Payments on notes payable and
   capital lease obligations                            (219,962)     (319,503)     (378,854)
                                                     -----------   -----------   -----------
    Net cash provided by (used for)
      financing activities                            (1,110,045)      (54,448)       51,731
                                                     -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                   (810,180)    3,351,786      (349,854)

CASH AND CASH EQUIVALENTS,
 beginning of year                                     4,193,240     3,383,060     6,734,846
                                                     -----------   -----------   -----------
CASH AND CASH EQUIVALENTS,
 end of year                                         $ 3,383,060   $ 6,734,846   $ 6,384,992
                                                     ===========   ===========   ===========


       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)  Organization and Summary of Significant Accounting Policies

(A) ORGANIZATION H.D. VEST, INC. (the "Company") is a Texas corporation formed in December 1986, to manage the various financial services divisions of the H.D. Vest Financial Services group. Through its wholly-owned subsidiaries, the Company provides financial services through tax and accounting professionals. The Company's services are designed to assist in making individual tax and accounting professionals financial service centers for their clients.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated.

(B) CASH AND CASH EQUIVALENTS - Included in cash and cash equivalents are cash balances and highly liquid investments with an original maturity of three months or less.

(C) COMMISSIONS AND ACCOUNTS RECEIVABLE - Commissions and Accounts Receivable is stated net of certain allowances for doubtful accounts. The allowances at September 30, 1996 and 1997 were $738,227 and $658,154.

(D) PROPERTY AND EQUIPMENT AND OTHER ASSETS Property and equipment is stated at cost and is depreciated by the straight-line method using estimated useful lives ranging from five to six years. At September 30, 1996 and 1997, property and equipment consisted of:


                                              September 30,
                                        --------------------------
                                            1996          1997
                                        ------------  ------------
   Leasehold improvements               $   128,198   $   145,081
   Computer equipment                     1,960,099     1,714,334
   Furniture and fixtures                 1,225,781     1,762,492
   Telephone equipment                      579,935       618,916
   Other                                     35,280             -
    Less accumulated depreciation        (2,255,821)   (1,485,366)
                                        -----------   -----------
   Total property and equipment, net    $ 1,673,472   $ 2,755,457
                                        ===========   ===========


Other assets consist primarily of capitalized software development costs and training materials, as well as security deposits. Depreciable assets are stated at cost and are amortized by the straight-line method using an estimated useful life of five years. At September 30, 1996 and 1997, other assets and accumulated amortization are as follows:

                                     September 30,
                                --------------------------
                                   1996          1997
                               ------------  ------------
   Other assets                 $1,457,260    $1,521,904
   Accumulated amortization       (790,336)     (920,738)
                                ----------    ----------
   Total other assets, net      $  666,924    $  601,166
                                ==========    ==========

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

(I) INCOME TAXES Deferred income taxes are provided for temporary differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred taxes are recorded based upon enacted tax rates anticipated to be in effect when the temporary differences are expected to reverse.

(J) NET INCOME PER COMMON SHARE Net income per common share is based on the weighted average number of shares issued and outstanding during each period presented.

(K) SUPPLEMENTAL CASH FLOW INFORMATION - Cash interest payments for the years ended September 30, 1995, 1996 and 1997 were $100,280, $96,161 and $222,271 respectively. Cash payments for federal income taxes for the years ended September 30, 1996 and 1997 were $8,328 and $1,463,950 respectively.
     During the fiscal years ended September 30, 1995, 1996 and 1997 the Company acquired assets through capital leases amounting to $106,853, $690,191 and $828,949 respectively.

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

(M) PRIOR YEARS' STATEMENTS - Certain reclassifications have been made to prior years' statements in order for the amounts to be comparable with the current year presentation.

2)  401(K) RETIREMENT PLAN

In March 1993, the Company formed a 401(k) retirement plan for eligible employees. To be eligible for the plan an employee must be employed on a continuous full-time basis for one year and work a minimum of 40 hours per week. The Company matches contributions made by employees at a rate of 20%, up to an annual limit of $1,848 per employee. Company contributions to the plan for the fiscal years ended September 30, 1995, 1996 and 1997 were $46,568, $55,077 and $87,776 respectively.

3)  NOTES PAYABLE

In September 1997, the Company entered into a lease line of credit with a bank under which the Company may borrow up to a maximum of $2,000,000. Each lease will have a maturity of no greater than 5 years and will require level monthly principal and interest payments set in accordance with the bank's lease matrix. The collateral for each lease will be the equipment it finances.

In February 1997, the Company also renewed its line of credit with a bank for $500,000. The line bears interest, payable monthly, at prime plus 1% (9.50% as of September 30, 1997). Additionally, the Company's two largest shareholders have pledged a portion of their holdings as collateral for the line. The line of credit is intended for working capital purposes and expires February 1, 1998. At September 30, 1997, no amount had been drawn against the line.

4)  COMMITMENTS AND CONTINGENCIES

(A) LEASES - The Company leases its office space and certain office equipment under lease agreements, which qualify as operating leases. The Company also leases certain office equipment under certain lease agreements, which qualify as capital leases. At September 30, 1996 and 1997 the capitalized basis of the leases included in property and equipment was approximately $1,812,499 and $1,592,226 and accumulated amortization applicable to the leased equipment was approximately $795,091 and $903,144, respectively.

In August 1997, the Company entered into a ten year operating lease agreement under which the Company will occupy approximately 80,000 square feet of office space in a new facility in Irving, Texas. The Company intends to relocate its operations to the new facility in January 1998.

Future minimum lease payments under operating lease commitments with initial or noncancellable terms in excess of one year and under capital lease obligations as of September 30, 1997, are as follows:



                                       Capital    Operating
                                       Leases       Leases
                                      ----------  ----------
Year ended September 30:
        1998                         $  559,624  $2,492,176
        1999                            443,597   2,014,712
        2000                            341,502   1,808,054
        2001                            242,340   1,795,608
        2002                            151,357   1,795,608
                                     ----------  ----------

Total minimum lease payments          1,738,420  $9,906,158
                                                 ==========
Less amount representing interest       281,636
                                     ----------
Present value of net minimum
capital lease payments                1,456,784
Less current installments
included in accounts payable            440,528
                                     ----------
Obligations under capital
leases, excluding current
installments                         $1,016,256
                                     ==========


Rent expense for the years ended September 30, 1995, 1996 and 1997 was approximately $594,756, $667,126 and $796,991 respectively.

(B) LITIGATION AND CONTINGENCIES - In September 1997, litigation was initiated against the Company and H.D. Vest Investment Securities, Inc. in regard to the activities of a former Registered Representative. The plaintiffs seek recovery for alleged out-of-pocket losses totaling $300,000. In addition, the plaintiffs seek recovery for treble and punitive damages as well as recovery for pain and suffering. The Company believes it has a defense against this claim and intends to vigorously defend them. The Company is currently unable to determine the likelihood that additional material claims arising from the Registered Representative's conduct will be made. Although the Company believes that a defense to any additional claims exists, and intends to vigorously defend such claims if necessary, a negative result in multiple claims could have a material adverse impact on the Company.

In September 1997, the Company received notice of two claims by purchasers of investments against H.D. Vest Investment Securities, Inc. in regard to the activities of a former Registered Representative. It is unknown whether these claims, which together total approximately $800,000, will proceed to litigation. The Company believes it has a defense against these claims and intends to vigorously defend any lawsuit filed as a result of the claims. The Company is currently unable to determine the likelihood that additional material claims arising from the Registered Representative's conduct will be made. Although the Company believes that a defense to any additional claims exists, and intends to vigorously defend such claims as necessary, a negative result in multiple claims could have a material adverse impact on the Company.

During the fiscal year ended September 30, 1994, the Securities and Exchange Commission (SEC) began an investigation of the Company's wholly-owned broker-dealer subsidiary, H.D. Vest Investment Securities, Inc. (HDVIS), relating to the activities of a former Representative. In July 1995, concurrent with an administrative proceeding instituted against HDVIS, the SEC and HDVIS entered into a settlement agreement. Pursuant to the settlement agreement, HDVIS (i) paid a monetary sanction of $50,000 and (ii) agreed to modify its supervisory and compliance procedures in accordance with the recommendations of an independent consultant retained by the Company.

Additionally, during fiscal 1994, in connection with the matter described above, a group of clients of the former Representative commenced a civil action against HDVIS and the former Representative alleging violations of securities laws, fraud, conversion and related causes of action. This action was submitted to binding arbitration before the NASD. Prior to the arbitration, the Company voluntarily paid approximately $450,000 for the benefit of the clients which amount the Company believes represented the clients' actual out-of-pocket losses, plus interest. In September 1996, the arbitration panel awarded the plaintiffs approximately $1.7 million of which approximately $475,000 represented recovery of alleged economic losses. HDVIS appealed the award, but nonetheless accrued and set aside sufficient net capital to pay the $1.7 million award following the exhaustion of appeals. In this regard the Company made a non-refundable contribution of $1 million to the net capital of HDVIS pursuant to a previously executed Facility and Services Agreement between the Company and HDVIS.

As a result of the award, the Company and HDVIS recorded a combined $1,450,000 charge to earnings. A fidelity bond issued in favor of HDVIS covered approximately $250,000 of the total amounts paid to the clients. Following a denial of the Company's appeal to a Federal District Court, the Company, in September 1997, ended its appeal attempts and paid the plaintiff's award of approximately $1.7 million, thereby ending the litigation.

The Company has incurred professional fees and other charges related to this matter that have been included in general and administrative expenses as follows:
                                             Year Ended September 30,
                                      -------------------------------------

                                     1995             1996          1997
                                  ---------        ----------   -----------
Professional fees and other
   Expenses                         $42,312          $665,937        $47,393
SEC sanction                       (150,000)                -              -
Receivable from bonding
   Company                                -          (250,000)             -
Payments and arbitration
   Awards to plaintiffs             452,292         1,700,000        121,035
                                  ---------        ----------       --------
                                  $ 344,604        $2,115,937       $168,428
                                  =========        ==========       ========

The Company is subject to other legal proceedings and claims, which have arisen in the ordinary course of its business and have not been finally adjudicated. Management believes, based on the advice of legal counsel responsible for such matters, that these actions, when finally concluded and determined, will not have a material adverse effect upon the financial position of the Company.

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

The Company had related severance payable liabilities at September 30, 1996 and 1997 of $74,994 and $0, respectively.

6)  SHAREHOLDERS' INVESTMENT


In September 1991, the Company issued 166,667 shares of non-voting Series A Convertible Preferred Stock at a price of $6.00 in exchange for $1,000,002 in principal amount on a note payable to a financial services company. The Company issued an additional 83,400 shares on non-voting Series A Preferred Stock at a price of $6.00 in exchange for $500,400 in cash to a second financial services company. The Company's preferred stock pays a dividend at an annual rate of 8.5% and is payable quarterly. The preferred stock is callable by the Company and convertible by the preferred stockholder based on terms detailed in the offering agreement. During each of fiscal 1995, 1996, and 1997, dividends of $127,535 ($0.51 per share) were declared and paid.

In August 1997, Herb D. Vest, principal common shareholder, purchased 166,667 shares of the Company's outstanding non-voting Series A Convertible Preferred Stock in a private transaction.

7)  NET CAPITAL REQUIREMENTS

The Company's main operating subsidiary, H.D. Vest Investment Securities, Inc., is subject to the Securities and Exchange Commission Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. Minimum net capital can never be lower than $250,000 or 6 2/3% of aggregate indebtedness, whichever is greater. HDVIS had net capital, required net capital, and excess net capital for the years ended September 30, 1995, 1996 and 1997 as follows:

                                   1995           1996           1997
                               -------------  -------------  -------------
Net capital                       $1,449,906     $1,409,407     $1,992,987
Required net capital                 250,000        392,490        381,470
                                  ----------     ----------     ----------

Excess net capital                $1,199,906     $1,016,917     $1,611,517
                                  ==========     ==========     ==========

8)    RELATED-PARTY TRANSACTIONS

The Company has an agreement with Herb D. Vest (principal common shareholder) for management services to the Company. The agreement with Herb D. Vest provides for a management fee per year plus an annual bonus based on the Company's performance related to revenue and net income goals, additions of Company U4's and Fee Based Assets under Management, as established by the Board of Directors. Effective January 1, 1997, the Company increased the annual management fee due to Mr. Vest to $900,000 from $750,000. The 30% increase in the Company's revenues combined with positive earnings after consideration of the bonus, as well as the other factors used to determine the bonus resulted in the payment of $1,869,497 bonus under the plan in fiscal 1997. The Company paid a bonus of $1,500,000 in fiscal 1996. No bonus was accrued or paid under the plan for the fiscal year ended September 30, 1995. Management fees under these agreements were $500,000, $2,187,500 and $2,731,997 for the years ended September 30, 1995, 1996 and 1997, respectively.

The Company has an agreement to provide Herb Vest a revolving line of credit in an amount not to exceed $2,000,000, collateralized by Mr. Vest's unrestricted Company common stock in an amount equal to the unadjusted current balance of the line of credit based on the stock's current ask price. The terms of the agreement require an annual payment to be made on November 30 of each year equal to one-seventh of the then outstanding principal plus accrued interest. The final payment of all outstanding principal and accrued interest shall be due and payable on or before November 30, 2001. Under the agreement interest accrues on unpaid principal balances at a rate of 11%. At September 30, 1997, Mr. Vest had drawn $2,000,000 in principal against the line of credit. As of September 30, 1997, the Company has recorded $190,039 of accrued interest on this line.

The Company also had a consulting agreement with Ms. Barbara Vest through October 1996. In November 1996, Ms. Vest was employed by the Company as its Representative Relations Director, thereby terminating her consulting contract. Amounts paid to Ms. Vest during the years ended September 30, 1995, 1996, and 1997, under these arrangements were $200,000, $200,000, and $300,834, respectively.

The Company has an agreement to provide Barbara Vest a revolving line of credit in an amount not to exceed $700,000, collateralized by Ms. Vest's unrestricted Company common stock in an amount equal to the unadjusted current balance of the line of credit based on the stock's current ask price. The terms of the agreement require an annual payment to be made on November 30 of each year equal to one-seventh of the then outstanding principal plus accrued interest. The final payment of all outstanding principal and accrued interest shall be due and payable on or before November 30, 2001. Under the agreement, interest accrues on unpaid principal balances at a rate of 11%. At September 30, 1997, Ms. Vest had drawn $482,216 in principal against the line of credit. As of September 30, 1997, the Company has recorded $45,679 of accrued interest on this line.

H.D. Vest Insurance Services is a sole proprietorship owned by Herb D. Vest. HDVIns general insurance agency appoints Representatives with various insurance companies to enable them to sell insurance products to their clients. The Company, in accordance with the terms of a facilities and services agreement, provides certain management and other services to HDVIns and is paid a fee for these services. The value of these services for fiscal year ended 1997 has been determined based on the prorata portion of certain relevant expenses as a percentage of HDVIns revenues to total consolidated revenues. To the extent the Company renders services to HDVIns for which it is not compensated, such action could constitute a conflict of interest since Mr. Vest is both the principal common shareholder and Chairman of the Board of Directors of the Company. The services provided to HDVIns by the Company are summarized below.

Management, accounting, referral data base, client tracking services, solicitation, tracking of renewal policies of insurance, collection of premiums and commissions, processing of insurance transactions, payment of salaries and other expenses, cost of recruiting, training and reporting to agents and other services as deemed appropriate by the Company. In accordance with this agreement the Company has charged HDVIns $551,379, $416,298 and $538,700 for the years ended September 30, 1995, 1996, and 1997 respectively, for management services rendered. As of September 30, 1997, the Company had a receivable of approximately $142,145 from HDVIns.

In March 1997, Herb D. Vest, principal common shareholder, purchased options to acquire 150,000 shares of common stock with an exercise price of $5.00 from two former executive officers in a private transaction. Generally accepted accounting principals require that equity transactions of this type involving an entity's principal shareholder be recorded on the entity's financial statements. Accordingly, the Company has recorded a capital contribution and general and administrative expense of a like amount to reflect this transaction.

In August 1997, Herb D. Vest, principal common shareholder, purchased 166,667 shares of the Company's outstanding non-voting Series A Convertible Preferred Stock in a private transaction.

9)  INCOME TAXES

Income tax expense consisted of the following components:

                       September 30,
              ------------------------------------
                 1995         1996         1997
              ----------   ----------   ----------

Current:
  Federal     $   14,220   $  692,741     $407,628
  State          168,000      295,512      255,330

Deferred:
  Federal              -     (411,458)     411,458
  State                -      (68,912)      68,912
              ----------   ----------   ----------

              $  182,220   $  507,883   $1,143,328
              ==========   ==========   ==========

The effective income tax rate differs from the statutory federal income tax rate for the following reasons:

                                            September 30,
                            ----------------------------------------------
                                 1995            1996            1997
                            --------------  --------------  --------------
Statutory rate                       34.0%           34.0%           34.0%
State taxes, net of
   Federal                           11.1            13.4             9.9
Fines and penalties                  (3.4)              -               -
Other                                (3.5)           10.2            (9.1)
Alternative minimum
   Taxes                              0.9            (5.9)              -
Reversal of deferred
 tax asset valuation
 allowance                              -            (6.0)              -


Utilization of net
   Operating loss
   Carryforward                     (27.0)          (15.8)              -
                            ---------------------------------------------

Effective rate                       12.1%           29.9%           34.8%
                            =============================================

The following table presents the components of the net deferred tax asset:

                                   Deferred
                     October 1,     Expense    September 30,
                        1996       (Benefit)        1997
                     ----------  --------------  ----------

Accrued severance     $ 12,517        $ 12,517   $       -
Accrued judgement      392,760         392,760           -
Depreciation           (47,039)        102,279    (149,318)
Unearned Revenue        39,434          39,434           -
Other                   82,698         (66,620)    149,318
                      --------        --------   ---------

Net deferred tax
asset                 $480,370        $480,370   $       -
                      ========        ========   =========

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

10)  STOCK OPTION PLANS

In fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company adopted the disclosure provisions of SFAS No. 123. The Company continues to apply the accounting provisions of APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations to account for stock-based compensation. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

The Company has a Nonqualified Stock Option Plan ("Nonqualified Plan"). The Nonqualified Plan is for all employees, as defined in the Nonqualified Plan, and the Company has reserved 800,000 shares of common stock for this plan. As of September 30, 1997, 365,454 options are outstanding under the Nonqualified Plan.

In 1992, the Company agreed to give two independent directors options to purchase 2,000 shares of common stock each quarter. As of September 30, 1997, 68,000 options remain outstanding to independent directors.

A summary of the status of the Company's outstanding stock options as of September 30, 1995, 1996, and 1997 and changes during the years then ended are as follows:


                          1995                         1996                       1997
-----------------------------------------------------------------------------------------------------
                                      Exercise                   Exercise                  Exercise
                         Shares       Price (1)       Shares      price (1)      Shares     price (1)
                      ------------  -------------  ------------ -----------    ----------  -----------
------------------------------------------------------------------------------------------------------
Outstanding at
 beginning of year        544,372          $5.87       470,450         $5.63      407,454        $5.61
Granted                    16,000           2.92        16,000          3.19       16,000         4.74
Exercised                       -              -             -             -            -            -
Expired and
 cancelled                (89,922)          6.66       (78,996)         5.18            -            -
Outstanding at  end
 of year                  470,450           5.63       407,454          5.61      423,454         5.58
Exercisable at  end
 of year                   34,000           3.74        62,000          3.62      328,000         4.73
Fair value of
 options granted                                      $   2.60                   $   3.82
------------------------------------------------------------------------------------------------------

1)   weighted average per option granted.

The 423,454 options outstanding as of September 30, 1997 have exercise prices between $2.38 and $8.50, with a weighted average exercise price of $5.58 and a weighted average remaining contractual life of 10 years. 328,000 of these options are exercisable with a weighted average exercise price of $4.73. The remaining 95,454 unexercisable options have an exercise price of $8.50.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1997 for both the Nonqualified Plan and Directors Plan.

                             1996    1997
                            ------  ------
Risk free interest rate      6.62%   6.50%
Expected dividend yields        -       -
Expected lives in years        10      10
Expected volatility         68.83%  70.17%

Had compensation costs been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been recorded in the following pro forma amounts:

Net income - as reported           $1,188,707  $2,142,063
Net income  pro forma               1,113,082   2,127,088
Earnings per share  as reported           .20         .37
Earnings per share  pro forma             .18         .37

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

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

Amounts deferred as of September 30, 1997 and 1996 were $1,167,165 and $591,143, respectively, and are included in other noncurrent liabilities.

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

Such increases in commission expense will have an adverse effect on the net income of the Company. To the extent that Representatives elect to defer receipt of compensation under the Plan, such compensation will ultimately be paid to the participant in the form of cash. Matching contributions accrued as of September 30, 1997 and 1996 approximated $156,200 and $45,200, respectively, and are included in other noncurrent liabilities.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosures
----------------------


None.

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The following table provides certain information about each of the Company's and its subsidiaries' current members of the board of directors, officers and directors of certain divisions of the Company as of September 30, 1997.

            Name        Age           Position with the Company
            ----        ---           -------------------------

Herb D. Vest              53          Chairman of the Board of
                                      Directors, President and
                                      Chief Executive Officer

Barbara Vest              51          Representative Relations
                                      Director, and Board of
                                      Directors

Kenneth E. Reynolds       68          Board of Directors

Jack B. Strong            67          Board of Directors

Jerry M. Prater           55          Board of Directors

Phillip W. Mayer          55          Board of Directors

Lynn R. Neidermeier       44          Board of Directors

Roger Ochs                36          Marketing Director

Shannon A. Soefje         38          Senior Vice President and
                                      Corporate Secretary

W. Ted Sinclair           33          Vice President and Chief
                                      Financial Officer

KEY EMPLOYEES

HERB D. VEST, CHAIRMAN OF THE BOARD OF DIRECTORS, PRESIDENT AND CHIEF EXECUTIVE OFFICER. Prior to assuming his present position with the Company and HDVIS in June 1983, Mr. Vest practiced public accounting and financial planning for ten
(10) years as the sole proprietor of Herb D. Vest, CPA. Prior to June 1983, Mr. Vest was also registered with a National Association of Securities Dealers firm. He was a principal with that firm and managed a branch office. Mr. Vest is a Certified Public Accountant, Certified Management Accountant, Certified Financial Planner, Chartered Financial Analyst, Certified Fund Specialist, Certified Investment Management Analyst, Chartered Life Underwriter, Registered Health Underwriter, Chartered Financial Consultant, Accredited Personal Financial Specialist and Certified Employee Benefit Specialist. He holds certificates in Pension and Executive Compensation and Estate Planning & Taxation. Mr. Vest holds a Bachelor of Science Degree in Political Science and Masters of Science Degrees, in Taxation, Financial Services and Management. He holds a Juris Doctorate and is licensed to practice law in California. Mr. Vest holds a Doctorate in International Business Administration. He is a National Association of Securities Dealers General Securities Principal, Registered Options Principal, Municipal Securities Principal, and Financial and Operations Principal. He is a licensed real estate broker and licensed life, health and accident insurance agent as well as a master fellow of the International Society for Philosophical Inquiry. Mr. Vest is also a Registered Representative of Hartford Equity Sales which is located in Dallas, Texas. Following graduation from college in 1966, Mr. Vest served as an infantry officer in the U.S. Army, including two (2) tours of duty in Vietnam. He has served as a lecturer at local colleges and universities including the University of Texas at Arlington and the Seminar for Financial Analysts held at the University of Windsor, Ontario. He is also a member of the American Institute of Certified Public Accountants and the Texas Society of CPAs. Additionally, Mr. Vest has written on international trade, taxation, portfolio management and the financial services profession for such publications as Global Custodian, Business Mexico, Personal Financial Planning, Accounting Today, CFP Today, Real Estate Securities & Capital Markets, and The Dallas Business Journal. In 1994, 1996 and 1997, Mr. Vest was voted among the 100 Most Influential People in Accounting by Accounting Today Magazine.

BARBARA VEST, BOARD OF DIRECTORS, REPRESENTATIVE RELATIONS DIRECTOR. She has been involved in every phase of developing the Company. Her responsibilities include expanding the Company's Representative force and developing Representative services. Ms. Vest was integrally involved in Herb Vest's private CPA practice for ten years in Irving, Texas and was an independent consultant to the Company until October 1996 when she was employed by the Company as Representative Relations Director. She is qualified to speak on many facets of practice development for the tax and financial professional. Image building, goal setting, referral development and employee training are just a few of the topics in Ms. Vest's speaking repertoire. She is also a featured columnist for Accounting Today. Ms. Vest is active in many national and local professional organizations and is a dedicated Company Representative for the community and political affairs. She holds a master's degree from Texas Tech University and is a member of Mensa. She holds a real estate license, a Group I Life Insurance license, and is a NASD General Securities Principal. Ms. Vest is also a member of the Texas Woman's Alliance and Sales and Marketing Executives associations.

KENNETH E. REYNOLDS, BOARD OF DIRECTORS. He started his Norman, Oklahoma-based Certified Public Accounting practice in 1965. He is past Chairman of the Personal Financial Planning Committee of the Oklahoma Society of CPAs and past President of the Norman Chapter of the Oklahoma Society of CPAs. Also, Mr. Reynolds serves on the Arthur Andersen LLP A-plus Tax User Advisory Committee. He became a registered Representative of the Company in 1987 and became a Director of the Company in fiscal year 1993.

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

JERRY M. PRATER, BOARD OF DIRECTORS. He has been a practicing Certified Public Accountant since 1983. He has held positions with agencies of the U.S. Department of Defense, Continental Electronics Mfg. Co., Hill & Wilkinson and Quazon Corporation, prior to founding his own Dallas, Texas-based public accounting practice in 1983. Mr. Prater was elected to the Board of Directors of the Company in 1994.

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

LYNN R. NIEDERMEIER, BOARD OF DIRECTORS. Ms. Niedermeier was an employee of the Company from 1987 through 1993. During that time she was the Company's Vice President of Marketing responsible for managing the Company's sales, marketing, recruiting and educational programs. She was promoted to the position of Executive Vice President in February 1993 and held that position until her resignation in April 1994. In November 1994, Ms. Niedermeier rejoined the Company as its President. In December 1995, Ms. Niedermeier resigned as President. Ms. Niedermeier is a Certified Public Accountant and was a Manager at Arthur Andersen, LLP prior to joining the Company. Ms. Niedermeier is a former City Councilwoman for Grapevine, Texas. She was elected to the Company's Board of Directors in 1994.

ROGER OCHS, MARKETING DIRECTOR. Mr. Ochs was employed by the Company in 1987 and was promoted to Marketing Director in 1995. He is responsible for directing the Company's Recruiting and Development, Field Support, Educational Services, Marketing, Advisory Services and Financial Planning Support Departments. Mr. Ochs previously served as Manager of the Technical Services Division, which included Advisory Services, Retirement Services, Estate Planning Services and the Banking Division. He graduated from Angelo State University with a bachelor of business administration, a master of business administration from Trinity University and a juris doctor degree from Southern Methodist University School of Law. He is licensed to practice law in the state of Texas. He is a General Securities Representative, General Securities Principal, Registered Options Principal, Municipal Securities Principal, General Life Insurance Agent, Certified Financial Planner and a Chartered Life Underwriter.

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

W. TED SINCLAIR, VICE PRESIDENT/CHIEF FINANCIAL OFFICER. Mr. Sinclair was employed by the Company in fiscal 1987 and was promoted to Vice President in fiscal 1993. He is responsible for the financial management of the Company and financial, tax and management reporting and budgeting. Mr. Sinclair previously served as Controller and was responsible for coordinating and controlling all financial reporting and tax activities. He graduated from the University of North Texas with a Bachelor of Science degree in Accounting. He is a Certified Public Accountant, Certified Management Accountant, Certified Financial Planner and a Certified Fund Specialist. He is a General Securities Representative, General Securities Principal, Registered Options Principal, Municipal Securities Principal and Financial and Operations Principal.

11.  Executive Compensation
---------------------------

The following table sets forth all remuneration earned in salary and bonus in the current year to the Chief Executive Officer, the highest paid members of the Board of Directors, Officers and key Senior Managers each receiving in excess of $100,000.

                                  Summary Compensation Table


-----------------------------------------------------------------------------------------------------
                                                                                            All
  Name & Principal     Fiscal                               Restricted       Stock         Other
      Position          Year      Salary       Bonus       Stock Awards    Options(1)   Compensation

-----------------------------------------------------------------------------------------------------
Herb Vest                 1997    $862,500    $1,869,497            -            -         $ 45,774
Chairman of the           1996     687,500     1,500,000            -            -           21,996
Board of Directors,       1995     500,000             -            -            -           20,766
 President and
 Chief Executive
 Officer(2)

Barbara Vest              1997    $284,167             -            -            -         $ 43,793
Director and              1996           -             -            -            -          220,008
 Director                 1995           -             -            -            -          218,937
Of Representative
Relations(4)

Lynn R. Niedermeier       1997           -             -            -            -         $ 27,126
Director(3)               1996           -             -            -            -           20,004
                          1995    $245,834             -     $100,000            -           86,004

Roger Ochs                1997    $150,000    $  155,791            -            -                -
Marketing Director        1996     136,045       125,000            -            -                -
                          1995     107,000             -            -            -                -

Shannon Soefje (5)        1997    $135,000    $   65,851            -            -                -
Senior Vice               1996     125,500        62,500            -            -                -
 President and
Corporate Secretary       1995           -             -            -            -                -

W. Ted Sinclair (5)       1997    $140,000    $   73,753
Vice President and        1996     130,625        62,500            -            -                -
 Chief
Financial Officer         1995           -             -            -            -                -
-----------------------------------------------------------------------------------------------------



1) All officers are covered under a stock option plan (see "Management -Stock Options" and "Certain Transactions - Stock Options").

2) See Management Agreements for a description of the terms of Mr. Vest's current management agreement.

3) In December 1995, the officer resigned as President of the Company. She is a member of the Board of Directors.

4) Was employed by the Company in November 1996 as the Director of Representative Relations.

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

As an unfunded plan of deferred compensation, it is administered by the Chief Executive Officer of the Company, who is presently Herb D. Vest. Eligibility to participate in the Executive Officers Compensation Plan is determined in the sole and absolute discretion of the Company, which establishes eligibility provisions of the executive officer compensation plan that it may change at any time in its sole and absolute discretion.

Currently, to be eligible to participate in the Executive Officer's Compensation Plan, an individual must be an executive employee of the Company, have completed at least two full years of Company service, and be part of a select group of management employees designated by the Company's Board of Directors. The individual employee must also sign an Officer's Deferred Compensation Agreement and an Officer Agreement as a condition precedent to becoming a participant in the Executive Officer's Compensation Plan.

Under the Restricted Stock portion of the Executive Officer's Compensation Plan, a number of shares of restricted stock is determined by the Chief Executive Officer of the Company as allocable to a particular participant. This restricted stock is credited to the participant's account and will be vested and distributable upon the first to occur of the following events: (1) Long term disability, death of the participant or attaining the preselected Deferral Date; or (2) The date of a "change-in-control" of the Company (as that term is defined in the executive officer's deferred compensation plan). No stock was earned under the Executive Officer's Compensation Plan for the fiscal year ended September 30, 1997. Under the Executive Officer's Compensation Plan, the Board of Directors also annually sets three revenue goals - a threshold, target and maximum goal. If attained, the revenue goals will generate a set cash bonus for the participant, payable unless certain losses are also incurred.

In addition, bonus stock will be credited to participants' accounts in the form of restricted stock on the basis of the Company's attaining three-year cumulative revenue goals. Each year these goals are set by the Board of Directors for the upcoming three years and are based in part on the previous year's goals that consist of a threshold, a target and a maximum cumulative revenue goal. Upon attaining one of these goals, bonus stock credited in the form of restricted stock to the participant's plan vests and will become distributable only upon retirement, long term disability or death of the participant, or the date of a "change-in-control" of the Company (as that term is defined in the Executive Officer's Compensation Plan). No awards were earned in 1995, 1996 or 1997.

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

(c) Shorten the period that must lapse before options are eligible to be exercised.

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

Options covering 191,497 shares were granted at an option price of $8.50 per share as of October 1, 1987 to employees; 95,454 of these options remain outstanding as of September 30, 1997.

During 1992, options covering 460,000 shares were granted at an option price of $5.00 per share to employees and certain advisors to the Company's Board of Directors. 260,000 of these options remain outstanding as of September 30, 1997. In March 1997, Herb D. Vest, principal common shareholder, purchased 150,000 options from two former employees of the Company in a private transaction. The options are included in the 260,000 outstanding options at September 30, 1997.

In November 1992, the Company resolved that the independent directors are to receive stock options for 2,000 shares of common stock to be exercisable at the price of the common stock on the date of issuance and to be issued quarterly to the independent directors. At September 30, 1997, 68,000 options have been issued and remain outstanding.

As a result of the foregoing, options covering 397,752 shares of common stock, with exercise prices ranging from $5.00 to $8.50 per share have been issued to officers and directors of the Company. The following table provides information with respect to the named officers and directors concerning the options outstanding as of September 30, 1997:

                Aggregated Option Exercises in Last Fiscal Year
                     End and Fiscal Year End Option Values


-------------------------------------------------------------------------------------------------------------
                                              Number of Unexercised Options        Value of Unexercised,
                       Shares                            Held At              In-The-Money Options at Fiscal
                      Acquired                       Fiscal Year End                  Year End (1,2)
                       Through                ------------------------------  -------------------------------
       Name            Options      Value      Exercisable    Unexercisable    Exercisable    Unexercisable
                      Exercised    Realized
-------------------------------------------------------------------------------------------------------------
Herb Vest                      -           -        250,000           45,148         15,000                 -
Barbara Vest                   -           -              -           45,148              -                 -
Wesley T. Sinclair             -           -              -            1,456              -                 -
Jerry Prater                   -           -         28,000                -         39,600                 -
Phillip Mayer                  -           -         28,000                -         39,600                 -


(1) Represents the difference between the closing price of the Company's common stock on September 30, 1997 and the exercise price of the options.

(2) The current fair market value of the stock at September 30, 1997 was below the option exercise price.

                           COMPENSATION OF DIRECTORS

The Company's Board of Directors holds formal and informal meetings throughout the year with management and shareholders to discuss Company affairs.

The Company's Board of Directors has an Audit Committee. The function of the Audit Committee is 1)to oversee the Company's system of internal control and the financial reporting process; 2)to review the internal audit function; 3)to approve the selection of the Company's independent accountants; and 4)to review audit reports. The members of the Audit Committee during fiscal 1997 were Jerry Prater, Jack Strong and Phillip Mayer.

The Company's Board of Directors has a Compensation Committee. The Function of the Compensation Committee is to review, discuss and advise management and officers of the Company regarding compensation and other employment benefits afforded officers and employees of the Company. The current members of the Compensation Committee are the members of the Board of Directors: Herb D. Vest, Barbara Vest, Lynn R. Niedermeier, Jack Strong, Kenneth Reynolds, Jerry Prater and Phillip Mayer.

Directors are reimbursed for travel and other expenses related to attendance at Board and committee meetings. Total compensation to the Directors for the year ended September 30, 1997 is as follows:

          Name                                 Title                           Compensation
          ----                                 -----                           ------------
        Herb D. Vest                Chairman of the Board of Directors              $45,774
        Barbara Vest                Director                                         27,126
        Jack Strong                 Director and Member-Audit Committee              30,126
        Kenneth Reynolds            Director                                         27,126
        Jerry Prater                Director and Chairman of the Audit
                                    Committee                                        31,626
        Phillip Mayer               Director and Member-Audit Committee              30,126
        Lynn Niedermeier            Director                                         27,126

Also, independent Board members are entitled to receive quarterly stock options for 2,000 shares of Common Stock, exercisable at the price of the Common Stock on the date of issuance. Mr. Strong and Strongworth, Inc., an entity with which Mr. Strong is affiliated, received approximately $30,000 in professional fees for services performed for the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The following information is furnished as of September 30, 1997, to indicate beneficial ownership of more than 5% of the Company's Common Stock, as well as beneficial ownership by each director and certain executives, individually and directors of the Company, as a group, of shares of the Company's Common stock.

                           # OF SHARES
    OWNER               BENEFICIALLY OWNED          % OF SHARES
    -----               -----------------           -----------
Herb D. Vest (1)(2)(3)          3,028,440                 52%

Barbara Vest (1)                1,499,301                 28%

Jerry Prater (4)                   30,000                  *

Phillip Mayer (4)                  28,000                  *

Lynn R. Niedermeier                21,337                  *

Shannon A. Soefje                   1,339                  *

Kenneth E. Reynolds                   550                  *

Jack B. Strong                        100                  *

W. Ted Sinclair                        25                  *

Roger Ochs                          1,909                  *

Officers and Directors
  as a Group                    4,609,092                 78%


*  Less than one percent.
(1) Herb D. Vest and Barbara Vest currently have escrowed 20% of their stock, with an independent escrow agent in order to meet certain conditions required by the State of Texas under a previous Form S-18 registration statement. In addition, Herb D. Vest and Barbara Vest have pledged portions of their remaining stock on outstanding lines of credit.
(2) Includes 250,000 exercisable Common Stock Options with an exercise price of $5.00.
(3) Includes 166,667 exercisable Convertible Series A Preferred Stock with an exercise price of $6.00.
(4) Includes 28,000 exercisable Common Stock Options with an exercise price ranging from $2.38 to $5.06.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

MANAGEMENT AGREEMENTS

The Company has an agreement with Herb D. Vest (principal common shareholder) for management services to the Company. The agreement with Herb D. Vest provides for a management fee per year plus an annual bonus based on the Company's performance related to revenue and net income goals, additions of Company affiliates and Fee Based Assets under Management, as established by the Board of Directors. Effective January 1, 1997, the Company increased the annual management fee due to Mr. Vest to $900,000 from $750,000. The 30% increase in the Company's revenues combined with positive earnings after consideration of the bonus, as well as the other factors used to determine the bonus resulted in the payment of $1,869,497 bonus under the executive officer's compensation plan in fiscal 1997. The Company paid a bonus of $1,500,000 in fiscal 1996. No bonus was accrued or paid under the executive officer compensation plan for the fiscal year ended September 30, 1995. Management fees under these agreements were $500,000, $2,187,500 and $2,731,997 for the years ended September 30, 1995,
1996 and 1997, respectively.

The Company also had a consulting agreement with Ms. Barbara Vest through October 1996. In November 1996, Ms. Vest was employed by the Company as its Representative Relations Director, thereby terminating her consulting contract. Amounts paid to Ms. Vest during the years ended September 30, 1995, 1996, and 1997, under these arrangements were $200,000, $200,000, and $300,834, respectively.

H.D. VEST INSURANCE SERVICES

H.D. Vest Insurance Services is a sole proprietorship owned by Herb D. Vest. HDVIns general insurance agency appoints Representatives with various insurance companies to enable them to sell insurance products to their clients. The Company, in accordance with the terms of a facilities and services agreement, provides certain management and other services to HDVIns and is paid a fee for these services. The value of these services for fiscal year ended 1997 has been determined based on the prorata portion of certain relevant expenses as a percentage of HDVIns revenues to total consolidated revenues. To the extent the Company renders services to HDVIns for which it is not compensated, such action could constitute a conflict of interest since Mr. Vest is both the principal common shareholder and Chairman of the Board of Directors of the Company. The services provided to HDVIns by the Company are summarized below.

Management, accounting, referral data base, client tracking services, solicitation, tracking of renewal policies of insurance, collection of premiums and commissions, processing of insurance transactions, payment of salaries and other expenses, cost of recruiting, training and reporting to agents and other services as deemed appropriate by the Company. In accordance with this agreement the Company has charged HDVIns $551,379, $416,298 and $538,700 for the years ended September 30, 1995, 1996, and 1997 respectively, for facilities and management services rendered.

LINES OF CREDIT

The Company has an agreement to provide Herb D. Vest a revolving line of credit in an amount not to exceed $2,000,000, collateralized by Mr. Vest's unrestricted Company common stock in an amount equal to the unadjusted current balance of the line of credit based on the stock's current ask price. The terms of the agreement require an annual payment to be made on November 30 of each year equal to one-seventh of the then outstanding principal plus accrued interest. The final payment of all outstanding principal and accrued interest shall be due and payable on or before November 30, 2001. Under the agreement interest accrues on unpaid principal balances at a rate of 11%. At September 30, 1997, Mr. Vest had drawn $2,000,000 in principal against the line of credit. The Company has recorded $190,039 of accrued interest on this line at September 30, 1997.

The Company has an agreement to provide Barbara Vest a revolving line of credit in an amount not to exceed $700,000, collateralized by Ms. Vest's unrestricted Company common stock in an amount equal to the unadjusted current balance of the line of credit based on the stock's current ask price. The terms of the agreement require an annual payment to be made on November 30 of each year equal to one-seventh of the then outstanding principal plus accrued interest. The final payment of all outstanding principal and accrued interest shall be due and payable on or before November 30, 2001. Under the agreement, interest accrues on unpaid principal balances at a rate of 11%. At September 30, 1997, Ms.

Vest had drawn $482,216 in principal against the line of credit. The Company has recorded $45,679 of accrued interest on this line at September 30, 1997.

SEVERANCE AGREEMENTS

During 1994, two Executive Vice Presidents resigned their positions with the Company. The Company and these officers entered into severance agreements that provided for the payment of severance to each officer of $16,667 per month and continuing for 30 months, in exchange for an agreement restricting the use of Company materials and information for a period of 48 months. In connection with these agreements the Company charged $1,000,000 to general and administrative expense during the fiscal year ended September 30, 1994.

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

401(K) RETIREMENT PLAN

In March 1993, the Company formed a 401(k)-retirement plan for eligible employees. To be eligible for the 401(k) retirement plan an employee must be employed on a continuous full-time basis for one year and work a minimum of 40 hours per week. The Company matches contributions made by employees at a rate of 20%, up to an annual limit of $1,848 per employee. Company contributions to the 401(k) retirement plan for the fiscal years ended September 30, 1995, 1996 and 1997 were $46,568, $55,077 and $87,776 respectively.

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

   3. Exhibits

 Exhibit
 -------
 Number                 Exhibit
 ------                 -------

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

b)  Reports on Form 8-K (None).

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   H.D. VEST, INC.
                                   ---------------------------------------------
                                   (Registrant)


Date:  December 12, 1997           By: /s/ Herb D.Vest
                                      ------------------------------------------
                                      Herb D. Vest
                                      Chairman of the Board, President
                                       and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/  Herb Vest                          By: /s/  Barbara Vest
   --------------------------------            ---------------------------------
         Herb Vest                                   Barbara Vest
Chairman of the Board, President                       Director
     and Chief Executive Officer


By: /s/ Phillip W. Mayer                    By: /s/ Lynn R. Niedermeier
   --------------------------------            ---------------------------------
        Phillip W. Mayer                            Lynn R. Niedermeier
           Director                                     Director


By: /s/ Wesley Ted Sinclair                 By: /s/ Jerry M. Prater
   --------------------------------            ---------------------------------
        Wesley Ted Sinclair                         Jerry M. Prater
      CFO and Vice President                           Director
    (Principal Financial and
       Accounting Officer)


By: /s/ Kenneth E. Reynolds                 By: /s/ Jack B. Strong
   --------------------------------            ---------------------------------
        Kenneth E. Reynolds                         Jack B. Strong
          Director                                  Director