Form 10-Q
period 1997-12-31
VEST H D INC /TX/
filed 1998-02-13
CIK 819521

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

  X            Quarterly Report Pursuant to Section 13 or 15 (d)
 ---               of the Securities Exchange Act of 1934

               For the Quarterly Period Ended December 31, 1997

                                      or

 ___          Transition Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                For the Transition Period from _____ to _____

                          Commission File No. 0-19614


                                H.D. VEST, INC.
            (Exact name of registrant as specified in its charter)

                     Texas                        75-2154244
      ---------------------------------       --------------------
       (State or other jurisdiction of         (IRS Employer ID.)
        incorporation or organization)

         6333 North State Highway 161, Fourth Floor, Irving, TX 75038
             (Address of principal executive offices and zip code)

Registrant's telephone number, including area code (972) 870-6000



Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such requirements for the past 90 days.

                             Yes  X       No
                                -----       -----


Number of shares of the registrant's Common Stock outstanding as of January 31, 1998: 5,423,341.

                                H.D. VEST, INC.

                                     INDEX



PART I.  Financial Information                           Page No.
         ---------------------                           --------

         Item 1.  Financial Statements (Unaudited)

              Consolidated Statements of Financial
               Position--December 31, 1997 and
                September 30, 1997                            3-4

              Consolidated Statements of Operations--
                Three Months Ended December 31, 1997 and
                 December 31, 1996                              5

              Consolidated Statements of Cash Flows--
                Three Months Ended December 31, 1997 and
                December 31, 1996                               6

              Notes to Consolidated Financial
               Statements                                    7-10


         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                               11-13

PART II. Other Information
         -----------------

         Item 1.  Legal Proceedings                            14

         Item 6.  Exhibits and Reports on Form 8-K             14


              Signatures                                       15

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)
-----------------------------------------


                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                    ASSETS



                                        December 31,  September 30,
                                            1997           1997
                                        (Unaudited)
                                        -----------   -------------

Current assets:
  Cash and cash equivalents               $ 5,045,185   $ 6,384,992
  Commissions and accounts
    receivable                              6,325,999     6,642,200
  Notes receivable - related parties          365,754       590,320
  Receivable from affiliate                   418,212       142,145
  Prepaid expenses                            571,619       503,738
                                          -----------   -----------

    Total current assets                   12,726,769    14,263,395
                                          -----------   -----------

Property and equipment, net
  of accumulated depreciation
  of $1,287,104 at December 31,
  1997, and $1,485,366 at September
  30, 1997                                  2,662,518     2,755,457

Notes receivable - related parties          2,063,694     2,127,613

Other assets                                1,207,584       601,166
                                          -----------   -----------

                                          $18,660,565   $19,747,631
                                          ===========   ===========


       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT



                                       December 31,  September 30,
                                           1997           1997
                                       (Unaudited)
                                       -----------   ------------
Current liabilities:
 Accounts payable and accrued
   expenses                              $3,258,358   $ 3,930,651
 Amounts due on clearing
   transactions                             462,839       539,538
 Commissions payable                      4,542,388     4,738,908
                                         ----------   -----------

Total current liabilities                 8,263,585     9,209,097
                                         ----------   -----------

Obligations under capital leases,
 excluding current installments           1,142,273     1,016,257

Other noncurrent liabilities              1,558,857     1,323,375

Unearned revenues                           112,315     1,150,341

Shareholders' investment:
 Preferred stock, $6 par value;
  250,067 shares outstanding              1,500,402     1,500,402
 Common stock, $.05 par value;
  100,000,000 shares authorized;
  5,423,341 issued and outstanding          271,167       271,167
 Additional paid-in capital               5,113,334     5,113,334
 Retained earnings                          698,632       163,658
                                         ----------   -----------

   Total shareholders' investment         7,583,535     7,048,561
                                         ----------   -----------

                                        $18,660,565   $19,747,631
                                        ===========   ===========



       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                               Three Months Ended  December 31,
                               --------------------------------
                                       1997         1996
                                    -----------  -----------

Revenues:
  Commissions                       $19,369,198  $13,887,594
  Portfolio management fees           3,613,388    2,343,272
  Marketing and education fees        2,531,371    2,059,645
  Interest and other                    612,016      436,946
                                    -----------  -----------

    Total revenues                   26,125,973   18,727,457
                                    -----------  -----------

Expenses:
  Commissions                        13,641,029    9,622,023
  Portfolio management fees           2,340,369    1,446,908
  General and administrative          6,320,478    3,954,972
  Representative development          2,337,219    1,729,542
  Representative recruiting             554,396      315,885
  Interest                               38,507       19,899
                                    -----------  -----------

    Total expenses                   25,231,998   17,089,229
                                    -----------  -----------

Net income before taxes                 893,975    1,638,228

Income taxes                            327,117      703,699
                                    -----------  -----------

    Net income                      $   566,858  $   934,529
                                    ===========  ===========

Net income per common share         $       .10  $       .17
                                    ===========  ===========

Weighted average number of
  common shares outstanding           5,423,341    5,423,341
                                    ===========  ===========


       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                   Three Months Ended December 31,
                                                  --------------------------------
                                                          1997           1996
                                                       -------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $   566,858   $ 934,529
  Reconciliation of net income to
   net cash provided by operating activities:
     Depreciation and amortization                          250,954     202,078
     Deferred tax provision                                       -     254,252
     Loss on sale of assets                                  38,072           -
  Changes in assets and liabilities:
    Commissions and accounts receivable                     376,201     455,517
    Receivable from affiliate                              (276,067)    (34,527)
    Prepaid and other assets                                (67,881)    195,768
    Payable to officers and directors                        63,939     (50,000)
    Amounts due on clearing transactions                    (76,699)    (36,800)
    Accounts payable and accrued expenses                  (136,200)   (829,464)
    Commissions payable                                    (196,520)    176,127
    Unearned revenues                                    (1,038,026)   (701,110)
                                                        -----------   ---------
   Net cash provided by (used for)
    operating activities                                   (495,369)    566,370
                                                        -----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                       (71,524)    (30,641)
  Additions to software development                        (564,613)    (10,900)
  Additions to other assets                                 (82,512)    (23,543)
  Proceeds from sale of assets                                5,317           -
                                                        -----------  ----------
   Net cash used for investing activities                  (713,332)    (65,084)
                                                        -----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock dividends                                 (31,884)    (31,884)
  Proceeds from deferred compensation plan                  235,482     113,761
  Advances on notes receivable-related parties             (421,653)   (397,805)
  Payments on notes receivable-related parties              646,199     347,402
Payments on capital lease obligations                      (559,250)    (89,586)
                                                        -----------  ----------
   Net cash used for financing activities                  (131,106)    (58,112)
                                                        -----------  ----------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                    (1,339,807)    443,174

CASH AND CASH EQUIVALENTS,
 September 30, 1997 and 1996                              6,384,992   6,734,846
                                                        -----------  ----------

CASH AND CASH EQUIVALENTS,
 December 31, 1997 and 1996                              $5,045,185  $7,178,020
                                                        ===========  ==========

       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1)  Basis of Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of December 31, 1997 and September 30, 1997, the results of operations for the three month periods ended December 31, 1997 and 1996, and the cash flows for the three month periods ended December 31, 1997 and 1996. Results of operations for the interim period ended December 31, 1997, are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

Certain reclassifications have been made to prior years' statements in order for the amounts to be comparable with the current year presentation.

2)  Earnings per Share

In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share"(EPS). SFAS No. 128 requires replacement of "primary" EPS with "basic" EPS and "fully diluted" EPS with "diluted" EPS. SFAS No. 128 requires previously reported EPS to be restated. The adoption of SFAS No. 128 did not affect the Company's previously reported EPS. The following tables show the calculation of basic and diluted EPS for the three months ended December 31, 1997 and 1996, respectively.


  For the Three Months Ended         Income           Shares         Per-Share
       December 31, 1997          (Numerator)     (Denominator)       Amount
-------------------------------  --------------  ----------------   ----------

Net Income                            $566,858
Less: Preferred Dividend               (31,884)
                                      --------

Basic EPS:
  Income available to Common
   Stockholders                        534,974         5,423,341         $0.10
                                                                   -----------

Effect of Dilutive Securities:
  Options                                                 25,457
                                      --------         ---------


Diluted EPS:
  Income available to Common
   Stockholders                       $534,974         5,448,798         $0.10
                                      --------         ---------   -----------

Options to purchase 95,454 shares of common stock at $8.50 per share were outstanding during the three months ended December 31, 1997 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of outstanding common shares.

250,067 shares of Convertible Preferred Stock was also outstanding during the three months ended December 31, 1997 but were not included in the computation of diluted EPS because the options' original purchase price is greater that the average market price of outstanding common shares.

  For the Three Months Ended         Income           Shares       Per-Share
       December 31, 1996          (Numerator)     (Denominator)      Amount
-------------------------------  --------------  ----------------  ---------

Net Income                            $934,529
Less: Preferred Dividend               (31,884)
                                      --------

Basic EPS:
  Income available to Common
   Stockholders                        902,645         5,423,341         $0.17
                                                                   -----------

Effect of Dilutive Securities:
  Options                                                 11,440
                                      --------         ---------

Diluted EPS:
  Income available to Common
   Stockholders                       $902,645         5,434,781         $0.17
                                      --------         ---------   -----------

Options to purchase 373,454 shares of common stock at prices ranging from $4.38 to $8.50 per share were outstanding during the three months ended December 31, 1996 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of outstanding common shares.

250,067 shares of Convertible Preferred Stock was also outstanding during the three months ended December 31, 1996 but were not included in the computation of diluted EPS because the options' original purchase price is greater that the average market price of outstanding common shares.

3)  Commitments and Contingencies

Litigation and Contingencies - In September 1997, litigation was initiated against the Company and its subsidiary, H.D. Vest Investment Securities, Inc., in regard to the activities of a former Registered Representative. As of December 31, 1997, the plaintiffs seek recovery for alleged out-of-pocket losses totaling $450,000. The plaintiffs also seek recovery for treble and punitive damages as well as recovery for pain and suffering. The Company believes it has a defense against these claims and intends to vigorously defend them. The Company is currently unable to determine the likelihood that additional material claims arising from the Registered Representative's conduct will be made. Although the Company believes that a defense to any additional claims exists, and intends to vigorously defend such claims if necessary, a negative result in multiple claims could have a material adverse impact on the Company.

4)  Subsequent Events

Subsequent to December 31, 1997 the Company moved its corporate headquarters to 6333 North State Highway 161, Fourth Floor, Irving, Texas 75038. Included in general and administrative expenses for the three months ended December 31, 1997 is approximately $450,000 related to the accrual of unexpired lease commitments and the write off of abandoned assets (primarily leasehold improvements).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Liquidity and Capital Resources

The main source of liquidity and capital resources for the Company are cash flows from operations and deferrals of compensation by Registered Representatives. At December 31, 1997, the Company had net working capital of $4,463,184, a decrease of $591,114 from the $5,054,298 of working capital at September 30, 1997. The decrease in working capital is primarily the result of the Company's focus on upgrading information systems, hosting its national education convention in December and relocating its corporate headquarters.

The Company's cash flows used for operating activities was $495,369 for the three months ended December 31, 1997, compared to net cash provided by operating activities of $566,370 during the three months ended December 31, 1996. The primary reasons for the usage of cash flow in operating activities is the increase in costs related to new systems implementation, increases in education costs related to the Company's national education convention and costs associated with the relocation of the corporate headquarters.

Cash used for investing activities for the purchase of property and equipment included costs incurred for furniture, fixtures and computer equipment. These costs were $71,524 and $30,641 for the three months ended December 31, 1997 and 1996, respectively. Furniture , fixtures and computer equipment expenditures increased due to the Company's corporate relocation and to their focus on upgrading information processing equipment. The Company also capitalized $564,613 and $34,443 for software development investments during the three months ended December 31, 1997 and 1996, respectively. Software development has increased due to the Company's growth and focus on upgrading information processing capabilities.

Cash used for financing activities during the three months ended December 31, 1997 was $131,106 compared to cash used for financing activities of $58,112 during the three months ended December 31, 1996. The increase of net cash used for financing activity is primarily the results of net receipts from related parties of $224,546 for the three months ended December 31, 1997 compared to net advances to related parties of $50,403 for the three months ended December 31, 1996. Proceeds from deferred compensation also increased to $235,482 for the three months ended December 31, 1997 compared to proceed from deferred compensation of $113,761 for the three months ended December 31, 1996. Offsetting the positive cashflow from net receipts from related parties and proceed from deferred compensation are the payments of lease obligations of $559,250 for the three months ended December 31, 1997 compared to payments of lease obligations of $89,586 for the three months ended December 31, 1996.

Results of Operations

Revenues-

The Company's revenues for the three months ended December 31, 1997, were $26,125,973, a 40% increase over the three months ended December 31, 1996. Revenues are directly related to the number of Representatives and their experience in the financial planning and sales industry. Additionally, the Company believes that the increase in revenues is due in part to continued strength in overall financial markets and to the Company's commitment to train representatives in diversification and long-term investing activities.

Due to the declining trend of commission revenue as a percentage of gross product sales, the Company has continued to devote resources to the continued development of its fee-based programs. Portfolio management fees were $3,613,388 for the three months ended December 31, 1997, a 54% increase over the three months ended December 31, 1996. As Representatives switch client investment strategies from front-end sales charge investments (i.e., mutual funds) to fee-based investments, ongoing portfolio management fees will replace commission revenue. Although this investment strategy eliminates commission revenues at the time of the original transaction, the Company has the potential to earn greater revenues from continued portfolio management fees. Portfolio management fees are earned quarterly on client funds that remain invested in fee-based programs, compared to the one-time front-end sales charge on mutual fund investments.


Net Income -

Net income for the three months ended December 31, 1997, was $566,858, a decrease of $367,671 compared to net income of $934,529 for the three months ended December 31, 1996.

General and administrative expenses increased by $2,365,506 to $6,320,478 for the three months ended December 31, 1997, compared to the same period for the prior year. This increase is due to costs associated with the relocation of the Company's corporate headquarters, including the accrual of unexpired lease commitments and the write off of abandoned assets (primarily leasehold improvements). The Company's continued expansion of the operations division and increased technology investment also contributed to the increase.


Representative development costs for the three months ended December 31, 1997, were $2,337,219, a 35% increase related to development costs of $1,729,542 for the three months ended December 31, 1996. This increase in Representative development costs is the result of the Company's focus on the development of programs to educate the Company's Representatives as well as the expansion of staff necessary to support participation in these programs. Increased costs associated with the Company's national education convention and the introduction of the Representative mentoring program also contributed to the increased Representative development costs.

Representative recruiting costs for the three months ended December 31, 1997, were $554,396, a 76% increase compared to recruiting costs of $315,885 for the three months ended December 31, 1996. This increase in recruiting cost is the result of an increase in direct mail and other recruiting methods used to find prospective Representatives. To the extent that the Company decides in the future to devote significant resources to rapidly expand its Representative base through aggressive recruiting activities, future profitability would likely be negatively impacted.

PART II  OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

In September 1997, litigation was initiated against the Company and H.D. Vest Investment Securities, Inc. in regard to the activities of a former Registered Representative. The plaintiffs seek recovery for alleged out-of-pocket losses totaling $450,000. In addition, the plaintiffs seek recovery for treble and punitive damages as well as recovery for pain and suffering. The Company believes it has a defense against these claims and intends to vigorously defend them. The Company is currently unable to determine the likelihood that additional material claims arising from the Registered Representative's conduct will be made. Although the Company believes that a defense to any additional claims exists, and intends to vigorously defend such claims if necessary, a negative result in multiple claims could have a material adverse impact on the Company.

Reference is made to Item 3 of the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended September 30, 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

No reports on Form 8-K were filed during the quarter ended December 31, 1997.

Exhibit:

  27.1    Financial Data Schedule for the three months ended December 31, 1997

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



                                                  H. D. VEST, INC.
                                             -------------------------
                                                   (Registrant)




Date: February 13, 1998                      By:   s\ Herb D. Vest
                                                   ------------------------
                                                   Herb D. Vest
                                                   Chief Executive Officer,
                                                    Chairman of the Board


Date: February 13, 1998                      By:   s\ Wesley Ted Sinclair
                                                   ------------------------
                                                   Wesley Ted Sinclair
                                                   Chief Financial Officer,
                                                      Vice President
                                                      (Principal Financial
                                                      and Accounting Officer)