Form 10-Q
period 1998-03-31
VEST H D INC /TX/
filed 1998-05-15
CIK 819521

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

 X              Quarterly Report Pursuant to Section 13 or 15(d)
___
                    of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1998

                                      or

___            Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the Transition Period from _____ to _____

                          Commission File No. 0-19614


                                H.D. VEST, INC.
            (Exact name of registrant as specified in its charter)


                          Texas                                 75-2154244
         -----------------------------------             --------------------
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

                             Yes  X       No
                                _____       _____

Number of shares of the registrant's Common Stock outstanding as of March 31, 1998: 5,423,341.

                                H.D. VEST, INC.

                                     INDEX


PART I.   Financial Information                                          Page(s)
          ---------------------                                          -------

          Item 1.  Financial Statements (Unaudited)

            Consolidated Statements of Financial
              Position--March 31, 1998 and
              September 30, 1997                                          3-4

            Consolidated Statements of Operations--
              Three Months Ended March 31, 1998 and
              March 31, 1997                                               5

            Consolidated Statements of Operations--
              Six Months Ended March 31, 1998 and
              March 31, 1997                                               6

            Consolidated Statements of Cash Flows--
              Six Months Ended March 31, 1998 and
              March 31, 1997                                               7

            Notes to Consolidated Financial
               Statements                                                 8-11

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                          12-14

PART II.  Other Information
          -----------------

          Item 1.  Legal Proceedings                                      15

          Item 5.  Other Information                                     15-16

          Item 6.  Exhibits and Reports on Form 8-K                       16

            Signatures                                                    17

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------

                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                    ASSETS

                                        March 31,    September 30,
                                           1998          1997
                                       (Unaudited)
                                       ------------  ------------
Current assets:
  Cash and cash equivalents            $ 6,839,018     $ 6,384,992
  Commissions and accounts
    receivable                           7,112,128       6,642,200
  Notes receivable-
    related parties                        354,483         590,320
  Receivable from affiliate                208,765         142,145
  Prepaid and other assets                 701,167         503,738
                                       -----------     -----------

    Total current assets                15,215,561      14,263,395
                                       -----------     -----------

Property and equipment, net
  of accumulated depreciation
  of $1,583,773 at March 31,
  1998, and $2,386,637 at September
  30, 1997                               5,412,207       2,755,457

Notes receivable - related parties       2,036,483       2,127,613

Other assets                             1,955,358         601,166
                                       -----------     -----------

                                       $24,619,609     $19,747,631
                                       ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements

                               H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                        March 31,    September 30,
                                          1998            1997
                                      (Unaudited)
                                      ------------   -------------
Current liabilities:
  Accounts payable and accrued
    expenses                           $ 4,886,806   $ 3,930,651
  Amounts due on clearing
    transactions                           663,701       539,538
  Commissions payable                    6,755,424     4,738,908
                                       -----------   -----------

    Total current liabilities           12,305,931     9,209,097
                                       -----------   -----------

Obligations under capital leases,
  excluding current installments         2,515,824     1,016,257

Other noncurrent liabilities             1,793,896     1,323,375

Unearned revenues                          152,447     1,150,341

Shareholders' investment:
  Preferred stock, $6 par value;
   250,067 shares outstanding            1,500,402     1,500,402
  Common stock, $.05 par value;
   100,000,000 shares authorized;
   5,423,341 issued and outstanding        271,167       271,167
  Additional paid-in capital             5,113,334     5,113,334
  Retained earnings                        966,608       163,658
                                       -----------   -----------

    Total shareholders' investment       7,851,511     7,048,561
                                       -----------   -----------

                                       $24,619,609   $19,747,631
                                       ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                  Three Months Ended March 31,
                                  ----------------------------
                                      1998           1997
                                  -------------  -------------
Revenues:
  Commissions                       $22,154,709    $16,891,995
  Portfolio management fees           3,895,130      2,689,246
  Marketing and education fees        1,124,457        921,304
  Interest and other                    303,796        331,683
                                    -----------    -----------

    Total revenues                   27,478,092     20,834,228
                                    -----------    -----------

Expenses:
  Commissions                        15,874,083     11,887,583
  Portfolio management fees           2,570,910      1,683,259
  General and administrative          6,339,778      4,633,273
  Representative development          1,717,075      1,394,740
  Representative recruiting             327,977        244,243
  Interest                               73,702         21,939
                                    -----------    -----------

    Total expenses                   26,903,525     19,865,037
                                    -----------    -----------

Net income before taxes                 574,567        969,191

Income taxes                            274,707        518,644
                                    -----------    -----------

   Net income                       $   299,860    $   450,547
                                    ===========    ===========

Net income per common share         $      0.05    $      0.08
                                    ===========    ===========

Net income per common share
 - assuming dilution                $      0.05    $      0.08
                                    ===========    ===========

Weighted average number of
  common shares outstanding           5,423,341      5,423,341
                                    ===========    ===========

       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                  Six Months Ended March 31,
                                  --------------------------
                                      1998          1997
                                  ------------  ------------
Revenues:
  Commissions                      $41,523,907   $30,779,589
  Portfolio management fees          7,508,518     5,032,518
  Marketing and education fees       3,655,828     2,980,949
  Interest and other                   915,812       768,629
                                   -----------   -----------

    Total revenues                  53,604,065    39,561,685
                                   -----------   -----------

Expenses:
  Commissions                       29,515,112    21,509,606
  Portfolio management fees          4,911,279     3,130,167
  General and administrative        12,660,256     8,588,245
  Representative development         4,054,294     3,124,282
  Representative recruiting            882,373       560,128
  Interest                             112,209        41,838
                                   -----------   -----------

    Total expenses                  52,135,523    36,954,266
                                   -----------   -----------

Net income before taxes              1,468,542     2,607,419

Income taxes                           601,824     1,222,343
                                   -----------   -----------

   Net income                      $   866,718   $ 1,385,076
                                   ===========   ===========

Net income per common share        $      0.15   $      0.24
                                   ===========   ===========

Net income per common share
 - assuming dilution               $      0.14   $      0.24
                                   ===========   ===========

Weighted average number of
  common shares outstanding          5,423,341     5,423,341
                                   ===========   ===========

       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                Six Months Ended March 31,
                                                               ---------------------------
                                                                   1998           1997
                                                                -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $   866,718   $ 1,385,076
  Reconciliation of net income to
   net cash provided by operating activities:
    Depreciation and amortization                                   597,169       410,811
    Loss on sale of assets                                           63,073        11,029
    Deferred tax provision                                                -       423,754
  Changes in assets and liabilities:
    Commissions and accounts receivable                            (469,928)       94,292
    Receivable from affiliate                                       (66,620)      109,761
    Prepaid and other assets                                       (197,429)      (23,247)
    Payable to officers and directors                                     -       (74,994)
    Amounts due on clearing transactions                            124,163       612,728
    Accounts payable and accrued expenses                           424,638    (1,012,693)
    Commissions payable                                           2,016,516       947,766
    Unearned revenues                                              (997,894)     (749,204)
                                                                -----------   -----------
   Net cash provided by operating activities                      2,360,406     2,135,079
                                                                -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                              (975,448)     (210,152)
  Purchases of short term investments                                     -      (250,000)
  Proceeds from sale of assets                                       48,670        40,098
  Costs to acquire/develop software                              (1,361,933)      (22,553)
  Additions to other assets                                         (82,512)      (48,711)
                                                                -----------   -----------
   Net cash used for investing activities                        (2,371,223)     (491,318)
                                                                -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock dividends                                         (63,768)      (63,768)
  Proceeds from deferred compensation plan                          522,844       264,577
  Advances on notes receivable
   -related parties                                                (424,205)     (397,805)
  Payments on notes receivable
   -related parties                                                 751,172       347,402
  Payments on capital lease obligations                            (321,200)     (208,219)
                                                                -----------   -----------
   Net cash provided by (used for)
    financing activities                                            464,843       (57,813)
                                                                -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           454,026     1,585,948

CASH AND CASH EQUIVALENTS,
 September 30, 1997 and 1996                                      6,384,992     6,484,846
                                                                -----------   -----------

CASH AND CASH EQUIVALENTS,
 March 31, 1998 and 1997                                        $ 6,839,018   $ 8,070,794
                                                                ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1)  Basis of Financial Statements

 The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of March 31, 1998 and September 30, 1997, the results of operations for the three and six month periods ended March 31, 1998 and 1997 and the cash flows for the six-month periods ended March 31, 1998 and 1997. Results of operations for the interim period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

 Certain reclassifications have been made to prior years' statements in order for the amounts to be comparable with the current year presentation.

2)  Earnings per Share

In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share"(EPS). SFAS No. 128 requires replacement of "primary" EPS with "basic" EPS and "fully diluted" EPS with "diluted" EPS. SFAS No. 128 requires previously reported EPS to be restated. The adoption of SFAS No. 128 did not affect the Company's previously reported EPS. The following tables show the calculation of basic and diluted EPS for the three months and six months ended March 31, 1998 and 1997, respectively.

         For the Six Months Ended                  Income                Shares            Per-Share
              March 31, 1998                     (Numerator)          (Denominator)          Amount
                                             -------------------  ---------------------    ---------
_______________________________________
Net income                                             $866,718

Less: Preferred dividend                                (63,768)
                                                       --------

Basic EPS:
  Income available to common
   stockholders                                         802,950              5,423,341              $0.15
                                                                                                   ------

Effect of dilutive securities:
  Options                                                     -                132,098
                                                       --------              ---------

Diluted EPS:
  Income available to common
   stockholders                                        $802,950              5,555,439              $0.14
                                                       --------              ---------            -------


        For the Three Months Ended                      Income                Shares           Per-Share
              March 31, 1998                         (Numerator)          (Denominator)          Amount
                                                    -------------       ---------------        ---------
_______________________________________
Net income                                             $299,860

Less: Preferred dividend                                (31,884)
                                                       --------

Basic EPS:
  Income available to common
   stockholders                                         267,976              5,423,341              $0.05
                                                                                                   ------
Effect of dilutive securities:
  Options                                                     -                132,098
                                                       --------              ---------

Diluted EPS:
  Income available to common
   stockholders                                        $267,976              5,555,439              $0.05
                                                       --------              ---------             ------

Options to purchase 95,454 shares of common stock at $8.50 per share were outstanding during the three months and six months ended March 31, 1998. These options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of outstanding common shares.

There were 250,067 shares of Convertible Preferred Stock outstanding during the three months and six months ended March 31, 1998 but were not included in the computation of diluted EPS because the conversion had an anti-dilutive effect on EPS.

         For the Six Months Ended                  Income                    Shares              Per-Share
              March 31, 1997                     (Numerator)             (Denominator)             Amount
---------------------------------------        ----------------         -----------------        ---------
Net income                                           $1,385,076

Less: Preferred dividend                                (63,768)
                                                     ----------

Basic EPS:
  Income available to common
   stockholders                                         902,645              5,423,341              $0.24
                                                                                                    -----

Effect of dilutive securities:
  Options                                                     -                 12,485
                                                     ----------              ---------

Diluted EPS:
  Income available to common
   stockholders                                      $1,321,308              5,435,826              $0.24
                                                     ----------              ---------              -----

        For the Three Months Ended                    Income                Shares             Per-Share
              March 31, 1997                       (Numerator)          (Denominator)            Amount
---------------------------------------      -------------------     ------------------        ---------
Net income                                             $450,547

Less: Preferred dividend                                (31,884)
                                                       --------
Basic EPS:
  Income available to common
   stockholders                                         418,663              5,423,341              $0.08
                                                                                                   ------

Effect of dilutive securities:
  Options                                                     -                 12,485
                                                       --------              ---------

Diluted EPS:
  Income available to common
   stockholders                                        $418,663              5,435,826              $0.08
                                                       --------              ---------              -----

Options to purchase 373,454 shares of common stock at prices ranging from $4.63 to $8.50 per share were outstanding during the three months and six months ended March 31, 1997. These options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of outstanding common shares.

There were 250,067 shares of Convertible Preferred Stock outstanding during the three months and six months ended March 31, 1997 but were not included in the computation of diluted EPS because the preferred shares original purchase price is greater that the average market price of outstanding common shares.


3)  Commitments and Contingencies

Litigation and Contingencies In September 1997, litigation was initiated against the Company and its subsidiary, H.D. Vest Investment Securities, Inc., in regard to the activities of a former Registered Representative. As of March 31, 1998, the plaintiffs seek recovery for alleged out-of-pocket losses totaling approximately $450,000. In addition, the plaintiffs seek recovery for treble and punitive damages as well as recovery for pain and suffering. As of May 15, 1998, additional claims alleging out-of-pocket losses of approximately $400,000 were made against the Company, although the claims have not proceeded to litigation. The Company believes it has a defense against all claims and intends to vigorously defend them. The Company is currently unable to determine the likelihood that additional material claims arising from the Registered Representative's conduct will be made. Although the Company believes that a defense to any additional claims exists, and intends to vigorously defend such claims if necessary, a negative result in multiple claims could have a material adverse impact on the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Liquidity and Capital Resources

The main sources of liquidity and capital resources for the Company are cash flows from operations and deferrals of compensation by Registered Representatives. At March 31, 1998, the Company had net working capital of $2,909,630, a decrease of $2,144,668 from the $5,054,298 of working capital at September 30, 1997. The decrease in working capital is primarily the result of the Company's focus on upgrading information systems, hosting its national education convention in December and relocating its corporate headquarters.

The Company's cash flows provided by operating activities was $2,360,406 for the six months ended March 31, 1998, compared to net cash provided by operating activities of $2,135,079 during the six months ended March 31, 1997. Cash provided by operations increased primarily due to the increase in net receipts of commissions. Net receipts of commissions were partially offset by increased costs in system implementation and the costs to relocated the Company's corporate headquarters.

Cash used for investing activities for the purchase of property and equipment included costs incurred for furniture, fixtures and computer equipment. These costs were $975,448 and $210,152 for the six months ended March 31, 1998 and 1997, respectively. Furniture, fixtures and computer equipment expenditures increased due to the Company's corporate relocation and to their focus on upgrading information processing equipment. The Company also capitalized $1,361,933 and $22,553 for software acquisition and development during the six months ended March 31, 1998 and 1997, respectively. Software development has increased due to the Company's growth and focus on upgrading its information processing capabilities.

Cash provided by financing activities during the six months ended March 31, 1998 was $464,843 compared to cash provided by financing activities of $57,813 during the six months ended March 31, 1997. The increase of net cash provided by financing activity is primarily the result of net receipts from related parties of $326,967 for the six months ended March 31, 1998 compared to net advances to related parties of $50,403 for the six months ended March 31, 1997. Proceeds from deferred compensation also increased to $522,844 for the six months ended March 31, 1998 compared to proceeds from deferred compensation of $264,577 for the six months ended March 31, 1997. Offsetting the positive cashflow from net receipts from related parties and proceeds from deferred compensation are payments of capital lease obligations of $321,200 for the six months ended March 31, 1998 compared to payments of lease obligations of $208,219 for the six months ended March 31, 1997.

Results of Operations

Revenues-

The Company's revenues for the six months ended March 31, 1998, were $53,604,065, a 35% increase over the six months ended March 31, 1997. Revenues are directly related to the number of Registered Representatives and their experience in the financial planning and sales industry. Additionally, the Company believes that the increase in revenues is due in part to continued strength in overall financial markets and to the Company's commitment to train Representatives in diversification and long-term investing activities.

Due to the declining trend of commission revenue as a percentage of gross product sales, the Company has continued to devote resources to the continued development of its fee-based programs. Portfolio management fees were $7,508,518 for the six months ended March 31, 1998, a 49% increase over the six months ended March 31, 1997. As Representatives switch client investment strategies from front-end sales charge investments (i.e., mutual funds) to fee-based investments, ongoing portfolio management fees will replace commission revenue. Although this investment strategy eliminates commission revenues at the time of the original transaction, the Company has the potential to earn greater revenues from continued portfolio management fees. Portfolio management fees are earned quarterly on client funds that remain invested in fee-based programs, compared to the one-time front-end sales charge on mutual fund investments.

Net Income -

Net income for the six months ended March 31, 1998, was $866,718 a decrease of $518,358 compared to net income of $1,385,076 for the six months ended March 31, 1997.

Commission expense for the six months ended March 31, 1998 was $29,515,112, a 37% increase compared to commission expense of $21,509,606 for the six months ended March 31 1997. Portfolio management fee expense for the six months ended March 31, 1998 was $4,911,279, a 57% increase compared to portfolio management fee expense of $3,130,167 for the six months ended March 31 1997. The increase in commission expense and advisory service fees is primarily related to the increase in revenues on an overall basis and on a per Representative basis.

General and administrative expenses increased by $4,072,011 to $12,660,256 for the six months ended March 31, 1998, compared to the same period for the prior year. The increase in general and administrative costs is substantially due to an increase in revenue, but is also impacted by nonrecurring costs of $572,000 associated with the relocation of the Company's corporate headquarters, as well as increased costs to improve the Company's utilization of technology.

Representative development costs for the six months ended March 31, 1998, were $4,054,294, a 30% increase related to development costs of $3,124,282 for the six months ended March 31, 1997. This increase in Representative development costs is the result of the Company's focus on the development of programs to educate the Company's Representatives as well as the expansion of staff necessary to support participation in these programs. Increased costs associated with the Company's national education convention and the introduction of the Representative mentoring program also contributed to the increased Representative development costs.

Representative recruiting costs for the six months ended March 31, 1998, were $882,373, an 58% increase compared to recruiting costs of $560,128 for the six months ended March 31, 1997. This increase in recruiting cost is the result of an increase in direct mail and other recruiting methods used to find prospective Representatives. To the extent that the Company decides in the future to devote significant resources to rapidly expand its Representative base through aggressive recruiting activities, future profitability would likely be negatively impacted.

PART II  OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------


In September 1997, litigation was initiated against the Company and H.D. Vest Investment Securities, Inc. in regard to the activities of a former Registered Representative. As of March 31, 1998 the plaintiffs seek recovery for alleged out-of-pocket losses totaling approximately $450,000. In addition, the plaintiffs seek recovery for treble and punitive damages as well as recovery for pain and suffering. As of May 15, 1998, additional claims alleging out-of-pocket losses of approximately $400,000 were made against the Company, although the claims have not proceeded to litigation. The Company believes it has a defense against all claims and intends to vigorously defend them. The Company is currently unable to determine the likelihood that additional material claims arising from the Registered Representative's conduct will be made. Although the Company believes that a defense to any additional claims exists, and intends to vigorously defend such claims if necessary, a negative result in multiple claims could have a material adverse impact on the Company.

Reference is made to Item 3 of the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended September 30, 1997.


ITEM 5.  OTHER INFORMATION
--------------------------

Year 2000 - The Company recognizes the need to ensure that its operations will
---------
not be adversely impacted by "Year 2000" software failures. The Year 2000 issue arises because most computer systems and programs were designed to handle only a two-digit year, not a four-digit Year. When the year 2000 begins, these computer systems and programs may interpret "00" as the year 1900 (e.g., 1997 is seen as "97") and either stop processing date-related computations or process them incorrectly. Policies and procedures are being established for the evaluation and management of risks associated with this issue. The Company is in the process of communicating with suppliers, sponsors, financial institutions and others with which it does business to identify and determine appropriate action. Management does not anticipate a material effect on customers or disruption of business operations as a result of Year 2000 software failure. The Company is currently upgrading or replacing many of its information systems for operational purposes. Therefore, management currently believes, any internal Year 2000 issues will be insignificant. The Company does not anticipate there to be material costs associated with achieving Year 2000 compliance over the costs of normal software upgrades and replacements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

No reports on Form 8-K were filed during the quarter ended March 31, 1998.

Exhibit 27.1    Financial Data Schedule for the six months ended March 31, 1998

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


                                             H. D. VEST, INC.
                                        -------------------------
                                               (Registrant)



Date:  May 15, 1998                     By:  s\ Herb D. Vest
                                            ------------------------
                                            Herb D. Vest
                                             Chief Executive Officer,
                                              Chairman of the Board


Date: May 15, 1998                      By:  s\ Wesley Ted Sinclair
                                            ------------------------
                                            Wesley Ted Sinclair
                                             Chief Financial Officer,
                                             Vice President (PrincipaL
                                           Financial and )Accounting
                                           Officer