Form 10-Q
period 1998-06-30
VEST H D INC /TX/
filed 1998-08-14
CIK 819521

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

 X            Quarterly Report Pursuant to Section 13 or 15(d)
---
                 of the Securities Exchange Act of 1934

              For the Quarterly Period Ended June 30, 1998

                                 or

---      Transition Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

              For the Transition Period from       to
                                            ------    ------

                          Commission File No. 0-19614


                                H.D. VEST, INC.
            (Exact name of registrant as specified in its charter)

               Texas                                   75-2154244
    -------------------------------              ---------------------
    (State or other jurisdiction of               (IRS Employer ID.)
    incorporation or organization)

        6333 North State Highway 161, Fourth Floor, Irving, Texas 75038
             (Address of principal executive offices and zip code)

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


Number of shares of the registrant's Common Stock outstanding as of July 30, 1998: 5,423,341.

                                H.D. VEST, INC.

                                     INDEX



PART I.  Financial Information (Unaudited)                     Page(s)
         ---------------------                                 -------

         Item 1.  Financial Statements

            Consolidated Statements of Financial Position -
             June 30, 1998 and September 30, 1997                3-4

            Consolidated Statements of Operations - Three
             Months Ended June 30, 1998 and June 30, 1997          5

            Consolidated Statements of Operations - Nine
             Months Ended June 30, 1998 and June 30, 1997          6

            Consolidated Statements of Cash Flows - Nine
             Months Ended June 30, 1998 and June 30, 1997          7

            Notes to Unaudited Consolidated
             Financial Statements                                 8-9


         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results
                    of Operations                                10-12

PART II.  Other Information

         Item 1.  Legal Proceedings                               13

         Item 4.  Submission of Matters to a Vote
                    of Shareholders                               13

         Item 5.  Other Information                               14

         Item 6.  Exhibits and Reports on Form 8-K                14


              Signatures                                          15

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------

                                H.D. VEST, INC.

            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                    ASSETS



                                        June 30,    September 30,
                                          1998          1997
                                      (Unaudited)
                                      -----------   -------------

Current assets:
  Cash and cash equivalents           $ 9,240,894    $  6,384,992
  Commissions and accounts
    receivable                          7,569,912       6,642,200
  Notes receivable-
    related parties                        85,003         590,320
  Receivable from affiliate               202,195         142,145
  Prepaid and other assets                916,114         503,738
                                      -----------     -----------

    Total current assets               18,014,118      14,263,395
                                      -----------     -----------

Property and equipment, net
  of accumulated depreciation
  of $1,785,248 at June 30,
  1998, and $1,485,366 at
  September 30, 1997                    5,835,299       2,755,457

Notes receivable - related parties        349,409       2,127,613

Other assets                            2,425,176         601,166
                                      -----------     -----------

                                      $26,624,002     $19,747,631
                                      ===========     ===========




      The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT



                                        June 30,    September 30,
                                          1998          1997
                                       (Unaudited)
                                       -----------  -------------


Current liabilities:
  Accounts payable and accrued
    expenses                           $ 5,381,443  $   3,930,651
  Amounts due on clearing
    transactions                           387,885        539,538
  Commissions payable                    6,766,208      4,738,908
                                       -----------  -------------

    Total current liabilities           12,535,536      9,209,097
                                       -----------  -------------

Obligations under capital leases,
  excluding current installments         2,580,495      1,016,257

Other noncurrent liabilities             2,334,819      1,323,375

Unearned revenues                          168,764      1,150,341

Shareholders' investment:
  Preferred stock, $6 par value;
   250,067 shares outstanding            1,500,402      1,500,402
  Common stock, $.05 par value;
   100,000,000 shares authorized;
   5,423,341 issued and outstanding        271,167        271,167
  Additional paid-in capital             5,154,934      5,113,334
  Retained earnings                      2,077,885        163,658
                                       -----------  -------------

    Total shareholders' investment       9,004,388      7,048,561
                                       -----------  -------------

                                       $26,624,002  $  19,747,631
                                       ===========  =============




       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)




                                       Three Months Ended June 30,
                                       ---------------------------
                                           1998           1997
                                       -------------  ------------

Revenues:
  Commissions                          $  28,456,687  $ 18,832,707
  Portfolio management fees                4,573,678     2,783,414
  Marketing and education fees             1,831,259     1,215,930
  Interest and other                         367,011       439,573
                                       -------------  ------------

    Total revenues                        35,228,635    23,271,624
                                       -------------  ------------

Expenses:
  Commissions                             20,255,527    12,994,593
  Portfolio management fees                3,028,732     1,893,681
  General and administrative               6,993,840     4,644,370
  Representative development               2,238,045     2,329,942
  Representative recruiting                  698,446       581,745
  Interest                                    78,868        15,343
                                       -------------  ------------

    Total expenses                        33,293,458    22,459,674
                                       -------------  ------------

Income before taxes                        1,935,177       811,950

Income taxes                                 792,016       368,757
                                       -------------  ------------

   Net income                          $   1,143,161  $    443,193
                                       =============  ============

Net income per common share-basic      $        0.20  $       0.08
                                       =============  ============

Net income per common share-diluted    $        0.20  $       0.08
                                       =============  ============

Weighted average number of
  common shares outstanding                5,423,341     5,423,341
                                       =============  ============




       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)



                                       Nine Months Ended June 30,
                                       --------------------------
                                           1998          1997
                                       ------------  ------------

Revenues:
  Commissions                          $ 69,980,594  $ 49,612,295
  Portfolio management fees              12,082,196     7,815,932
  Marketing and education fees            5,487,087     4,196,880
  Interest and other                      1,282,823     1,208,202
                                       ------------  ------------

    Total revenues                       88,832,700    62,833,309
                                       ------------  ------------

Expenses:
  Commissions                            49,770,639    34,504,202
  Portfolio management fees               7,940,011     5,023,849
  General and administrative             19,654,096    13,232,613
  Representative development              6,292,339     5,454,223
  Representative recruiting               1,580,819     1,141,872
  Interest                                  191,077        57,181
                                       ------------  ------------

    Total expenses                       85,428,981    59,413,940
                                       ------------  ------------

Income before taxes                       3,403,719     3,419,369

Income taxes                              1,393,840     1,591,100
                                       ------------  ------------

    Net income                         $  2,009,879  $  1,828,269
                                       ============  ============

Net income per common share-basic      $       0.35  $       0.32
                                       ============  ============

Net income per common share-diluted    $       0.34  $       0.32
                                       ============  ============

Weighted average number of
  common shares outstanding               5,423,341     5,423,341
                                       ============  ============




       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Nine Months Ended June 30,
                                               ---------------------------
                                                   1998            1997
                                               -------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $   2,009,879   $  1,828,269
  Noncash items included in income -
    Depreciation and amortization                    968,875        652,232
    Loss on sale of assets                           164,996         11,830
    Deferred tax provision                                 -         20,198
  Net changes in certain working
   capital and other components
    Commissions and accounts receivable             (927,712)      (383,727)
    Receivable from affiliate                        (60,050)        13,760
    Prepaid and other assets                        (412,376)      (275,997)
    Payable to officers and directors                      -        (74,994)
    Amounts due on clearing transactions            (151,653)        92,341
    Accounts payable and accrued expenses            841,173        129,062
    Commissions payable                            2,027,300        821,601
    Unearned revenues                               (981,577)      (510,709)
                                                 -----------    -----------
  Net cash provided by operating activities        3,478,855      2,323,866
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment             (1,318,862)      (595,314)
  Purchases of short term investments                      -       (250,000)
  Proceeds from sale of assets                        48,670         40,098
  Costs to acquire/develop software               (1,905,309)      (135,090)
  Additions to other assets                         (210,282)      (120,213)
                                                 -----------    -----------
  Net cash used for investing activities          (3,385,783)    (1,060,519)
                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contribution                                41,600              -
  Preferred stock dividends                          (95,652)       (95,652)
  Proceeds from deferred compensation plan         1,092,740        416,875
  Advances on notes receivable
   -related parties                                 (473,514)      (397,805)
  Payments received on notes receivable
   -related parties                                2,757,035        347,402
  Payments on capital lease
   obligations                                      (559,379)      (276,129)
                                                 -----------    -----------
  Net cash provided by (used for)
   financing activities                            2,762,830         (5,309)
                                                 -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS          2,855,902      1,258,038
CASH AND CASH EQUIVALENTS,
 September 30, 1997 and 1996                       6,384,992      6,484,846
                                                 -----------    -----------
CASH AND CASH EQUIVALENTS,
 June 30, 1998 and 1997                          $ 9,240,894    $ 7,742,884
                                                 ===========    ===========


      The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)



1)  Basis of Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Company's annual report on Form 10-K for the year ended September 30, 1997. In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of June 30, 1998 and September 30, 1997, the results of operations for the three and nine month periods ended June 30, 1998 and 1997 and the cash flows for the nine month periods ended June 30, 1998 and 1997. Results of operations for the interim period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. For additional information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended September 30, 1997.

Certain reclassifications have been made to prior years' statements in order for the amounts to be comparable with the current year presentation.



2)  Related-Party Transactions

In June 1998, Herb D. Vest, Chairman of the Board of Directors, CEO and principal common shareholder, purchased options to acquire 64,000 shares of the Company's restricted common stock with exercise prices between $2.38 and $7.63 from two Directors of the Company's Board of Directors. Generally accepted accounting principles require that equity transactions of this type involving an entity's principal shareholder be recorded on the entity's financial statements. Accordingly, the Company has recorded a capital contribution, net of tax effect, and expense of a like amount to reflect this transaction.

In June 1998, Herb D. Vest repaid in full the outstanding principal balance, together with the accrued interest, of his revolving line of credit from the Company.

3)  Earnings Per Share

Basic earnings per share (basic EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. The number of shares used to compute basic EPS for the three and nine months ended June 30, 1998 and 1997 was 5,423,341. Diluted earnings per share (diluted
EPS) is computed similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares had been issued. The number of shares used to compute diluted EPS for the three and nine months ended June 30, 1998 and 1997 were 5,621,897 and 5,435,826, respectively.

Options to purchase 95,454 shares of common stock at $8.50 per share were outstanding during the three and nine months ended June 30, 1998. Options to purchase 377,454 shares of common stock at prices ranging from $4.63 to $8.50 per share were outstanding during the three and nine months ended June 30, 1997. These options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of outstanding common shares.

There were 250,067 shares of convertible preferred stock outstanding during the three months and nine months ended June 30, 1998 and 1997 not included in the computation of diluted EPS because the conversion had an anti-dilutive effect on EPS.



4)  Commitments and Contingencies

Litigation and Contingencies In September 1997, litigation was initiated against the Company and its subsidiary, H.D. Vest Investment Securities, Inc., in regard to the activities of a former Registered Representative. As of June 30, 1998, plaintiffs seek recovery for alleged out-of-pocket losses totaling approximately $900,000. In addition, plaintiffs seek recovery for treble and punitive damages as well as recovery for pain and suffering. The Company believes it has a defense against all claims and intends to vigorously defend them. The Company is currently unable to determine the likelihood that additional material claims arising from the Registered Representative's conduct will be made or the likelihood that an unfavorable outcome will occur in this matter. Although the Company believes that a defense to any additional claims exists, and intends to vigorously defend such claims if necessary, a negative result in multiple claims could have a material adverse impact on the Company.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Liquidity and Capital Resources

At June 30, 1998, the Company's financial position remains strong. The Company's net working capital at June 30, 1998 was $5,478,582 compared to net working capital of $5,054,298 at September 30, 1997. The $424,284 increase, for the nine months ended June 30, 1998, is primarily a result of (i) strong cashflows provided by operations (ii) proceeds from deferred compensation plan and (iii) repayment of notes receivable from officers. The Company's primary uses of cash for the nine months was attributable to (i) purchase of property and equipment and (ii) acquisition and development of internal computer software.

During the first nine months of 1998 the Company dedicated much of its capital to the relocation of its headquarters and the development of an information system infrastructure. Management believes the dedication to information systems and the new corporate headquarters will provide the Company more capacity to manage its current growth and support future growth. Approximately $3.7 million of the Company's funding for information systems and property and equipment came from operating and capital leases. The Company has dedicated $1.8 million of proceeds from the deferred compensation plan and the remainder from operating income to the purchase and development of its information systems and the purchase of property and equipment.

In June 1998, Herb D. Vest repaid in full the outstanding principal balance, together with the accrued interest, of his revolving line of credit from the Company.

Management believes that, in addition to external financial resources (primarily bank leases), the Company's cash flow is sufficient to maintain its current operations as well as its continued growth plan.

Results of Operations


Revenues

The Company's revenues for the three months ended June 30, 1998, were $35,228,635, a 51% increase over the Company's revenues for the three months ended June 30, 1997. Revenues for the nine months ended June 30, 1998 were $88,832,700, a 41% increase over revenues for the nine months ended June 30, 1997. Management believes that the increase in revenues is due in part to continued strength in overall financial markets and to the Company's commitment to train Representatives in diversification and long-term investment activities. Management also attributes the increase in revenues to the Company's dedication to continued recruiting of new Representatives. The number of Representatives and their experience in the financial planning and sales industry directly impacts revenues.

Due to the declining trend of commission revenue as a percentage of gross product sales, the Company has continued to devote resources to the development of its fee-based programs. Portfolio management fees were $4,573,678 for the three months ended June 30, 1998, a 64% increase over portfolio management fees for the three months ended June 30, 1997. Portfolio management fees were $12,082,196 for the nine months ended June 30, 1998, a 55% increase over portfolio management fees for the nine months ended June 30, 1997. As Representatives switch client investment strategies from front-end sales charge investments (i.e., mutual funds) to fee-based investments, commission revenue will be replaced by ongoing portfolio management fees. Although this investment strategy eliminates commission revenues at the time of the original transaction, the Company has the potential to earn greater revenues from continued portfolio management fees. Portfolio management fees are earned quarterly on client funds that remain invested in fee-based programs, compared to the one-time front-end sales charge on mutual fund investments.


Net Income

Net income for the three months ended June 30, 1998, was $1,143,161, an increase of $699,968 compared to net income of $443,193 for the three months ended June 30, 1997. Net income for the nine months ended June 30, 1998 was $2,009,879, an increase of $181,610 compared to net income of $1,828,269 for the nine months ended June 30, 1997.

Net income for the nine months ended June 30, 1998 increased from the comparable period in the prior year due in part to the increase in commission and portfolio management fee revenues of 43%. The increase in commission and portfolio management fee revenues was partially offset by the related increase in commission expense and portfolio management fee expense. Commission expense and portfolio management fee expense for the nine months ended June 30, 1998 increased 46% from the comparable period in the prior year. Commission and portfolio management fee expense percentage increase was slightly higher than commission and portfolio management fee revenue due primarily to Representatives moving into higher payout categories.

General and administrative expenses increased by $2,349,470 to $6,993,840 for the three months ended June 30, 1998, compared to the same period for the prior year. General and administrative expenses increased by $6,421,483 to $19,654,096 for the nine months ended June 30, 1998, compared to the same period for the prior year. The increase in general and administrative expenses is directly related to the increase in revenue, in that additional staffing is retained to support the revenue growth and projected increases in operating levels. General and administrative expense is also impacted by increased noncapitalizable costs to improve the Company's utilization of technology and nonrecurring costs of $572,000 associated with the relocation of the Company's corporate headquarters.

Representative development costs for the three months ended June 30, 1998 were $2,238,045, a 4% decrease related to development costs of $2,329,942 for the three months ended June 30, 1997. The decrease in Representative development for the three months ended June 30, 1998 is primarily due to the timing of Representative development efforts by the Company. Representative development costs for the nine months ended June 30, 1998 were $6,292,339, a 15% increase related to development costs of $5,454,223 for the nine months ended June 30, 1997. This increase in Representative development costs is the result of increased participation by Representatives, the Company's focus on the development of programs to educate the Company's Representatives as well as the expansion of staff necessary to support participation in these programs. Increased costs associated with the Company's national education convention and the introduction of the Representative mentoring program also contributed to the increased Representative development costs.

Representative recruiting costs for the three months ended June 30, 1998 were $698,446, a 20% increase compared to recruiting costs of $581,745 for the three months ended June 30, 1997. Representative recruiting costs for the nine months ended June 30, 1998 were $1,580,819, a 38% increase compared to recruiting costs of $1,141,872 for the nine months ended June 30, 1997. The increase in recruiting costs is the result of an increase in direct mail and other recruiting methods used to contact prospective Representatives. To the extent that the Company decides in the future to devote significant resources to rapidly expand its Representative base through aggressive recruiting activities, future profitability would likely be negatively impacted.

PART II  OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

In September 1997, litigation was initiated against the Company and its subsidiary, H. D. Vest Investment Securities, Inc., in regard to the activities of a former Registered Representative. As of June 30, 1998, plaintiffs seek recovery for alleged out-of-pocket losses totaling approximately $900,000. In addition, plaintiffs seek recovery for treble and punitive damages as well as recovery for pain and suffering. The Company believes it has a defense against all claims and intends to vigorously defend them. The Company is currently unable to determine the likelihood that additional material claims arising from the Registered Representative's conduct will be made or the likelihood that an unfavorable outcome will occur in this matter. Although the Company believes that a defense to any additional claims exists, and intends to vigorously defend such claims if necessary, a negative result in multiple claims could have a material adverse impact on the Company.

The Company is subject to other legal proceedings and claims, which have arisen in the ordinary course of its business and have not been finally adjudicated. Management believes, based on the advice of legal counsel responsible for such matters, that these actions, when finally concluded and determined, will not have a material adverse effect upon the financial position of the Company.

Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
--------------------------------------------------------

The annual meeting of shareholders of the Company was held on June 5, 1998 at the Albuquerque Convention Center, Albuquerque, New Mexico. Matters voted on and approved by the Company's Shareholders at the meeting included the re-election of Herb D. Vest as Chairman of the Board of Directors, the re-election of Barbara Vest, Kenneth E. Reynolds, Jack B. Strong, Jerry M. Prater, Phillip W. Mayer and Lynn R. Niedermeier as Directors of the Company. Additionally brought to a vote at this meeting was the approval of Arthur Andersen LLP as the Company's independent public accountants for the ensuing year. Below is a list of the items brought to a vote at the annual shareholder meeting and the distribution of votes.

Matter Voted                    Voted For    Voted Against  Abstained  Non-vote
----------------------------    ---------    -------------  ---------  --------
Directors
  Herb D. Vest                  5,223,302          -           10,300   189,739
  Barbara Vest                  5,223,202          -           10,400   189,739
  Jack B. Strong                5,221,502          -           12,100   189,739
  Kenneth E. Reynolds           5,222,802          -           10,800   189,739
  Jerry M. Prater               5,225,002          -            8,600   189,739
  Phillip W. Mayer              5,224,902          -            8,700   189,739
  Lynn R. Niedermeier           5,216,739          -           16,863   189,739

Independent Auditors            5,213,764           16,650      3,188   189,739
Item 5.  Other Information
--------------------------

The Company recognizes the need to ensure that its operations will not be adversely impacted by "Year 2000" software failures. The Year 2000 issue arises because most computer systems and programs were designed to handle only a two-digit year, not a four-digit year. When the year 2000 begins, these computers may interpret "00" as the year 1900 (e.g., 1997 is seen as "97") and could either stop processing date related computations or process them incorrectly. Policies and procedures are being established for the evaluation and management of risks associated with this issue. The Company is in the process of communicating with suppliers, sponsors, financial institutions and others with which it does business to identify and determine appropriate action. Management does not anticipate a material effect on customers or disruption of business operations as a result of Year 2000 software failure. The Company is currently upgrading or replacing many of its information systems for operational purposes and as a result will solve many of its internal Year 2000 issues. The Company does not anticipate there to be material costs associated with achieving Year 2000 compliance over the cost of normal software upgrades and replacements.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

No reports on Form 8-K were filed during the quarter ended June 30, 1998.

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



                                           H. D. VEST, INC.
                                        -------------------------
                                              (Registrant)




Date: August 14, 1998              By:  s\ Herb D. Vest
                                        -------------------------
                                        Herb D. Vest
                                          Chief Executive Officer,
                                            Chairman of the Board


Date: August 14, 1998              By:  s\ Wesley Ted Sinclair
                                        ------------------------
                                        Wesley Ted Sinclair
                                          Chief Financial Officer,
                                          Vice President (Principal
                                        Financial and Accounting
                                          Officer)