Form 10-K
period 1998-09-30
VEST H D INC /TX/
filed 1998-12-15
CIK 819521

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

  X         Annual Report Pursuant to Section 13 or 15(d)
-----
             of the Securities Exchange Act of 1934 (Fee Required)
                 For the fiscal year ended September 30, 1998

            Transition Report Pursuant to Section 13 or 15(d)
-----
           of the Securities Exchange Act of 1934 (No Fee Required)
                 For the transition period from _____ to _____

                          Commission File No. 0-19614

                                H.D. VEST, INC.
            (Exact name of registrant as specified in its charter)

                 Texas                             75-2154244
                 -----                             ----------
    (State or other jurisdiction of            (IRS Employer ID.)
     incorporation or organization)

        6333 North State Highway 161, Fourth Floor, Irving, Texas 75038
             (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code (972)870-6000

       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

            Title of each class           Exchange on which registered
        ----------------------------      ----------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stocks (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of September 30, 1998, as computed by reference to the closing sale price of the registrant's Common Stock on the NASDAQ National Market Tier of the NASDAQ Market System on such date: $9,489,495.

Number of shares of the registrant's Common Stock outstanding as of September 30, 1998: 5,423,341.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE

                                    PART I

Item 1.  Business

(a)  General Development of Business

H.D. Vest, Inc. (Company), founded by Herb D. Vest, was formed on December 17, 1986, as a Texas corporation. The Company is a financial services company, organized for the purpose of investing in financial service companies and providing management services to such companies as well as other entities. The Company also conducts operations under the corporate assumed name of H.D. Vest Financial Services. The Company owns all outstanding shares of the following subsidiaries:

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
"HDVCMC"

H.D. Vest Business Valuation Services, Inc. 1987      Inactive Subsidiary
"HDVBVS"

H.D. Vest Corporate Finance, Inc.           1990      Inactive Subsidiary
"HDVCF"

The Company was established to meet the growing demand for professional financial services, and to provide such services primarily through tax professionals. The Company's management believes that the tax professional is uniquely qualified to give confidential professional financial advice and implement financial plans due to the tax professional's knowledge of his or her clients' financial affairs. The Company offers the tax professional the means to provide personalized financial services to the consumer while simultaneously providing the tax professional with an additional source of income.

The Company actively recruits tax professionals to become affiliated with the Company's subsidiaries HDVIS and HDVAS, and an affiliated insurance entity, in order to maintain and expand a network for providing financial services. Representatives registered with the Company include CPAs, CFPs, Enrolled Agents
(EA), CFAs, tax attorneys, and other tax professionals. Many hold state or national offices in CPA societies, EA organizations and public accounting societies.

The Company's subsidiary HDVIS is a securities broker-dealer, registered with the Securities and Exchange Commission (SEC) and securities regulatory commissions in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico. HDVIS is a member of the National Association of Securities Dealers
(NASD), Securities Investors Protection Corporation (SIPC) and the Securities Industry Association (SIA). HDVIS' Representatives are primarily tax professionals located throughout the United States that provide their clients with a wide range of financial services consisting of such investments as mutual funds, unit investment trusts, limited partnership interests, stocks and bonds. The Company utilizes the Representative base of HDVIS to market other services provided by the Company through its subsidiaries and an affiliated insurance entity.

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

(b) Financial Information About Industry Segments

The Company and its subsidiaries operate primarily in a single industry segment: securities brokerage and related financial services. The following table sets forth the Company's total revenues by major source:

                    SUMMARY OF COMPANY'S SOURCES OF REVENUE

                                           Year ending September 30,
                                           -------------------------
                                        1998           1997         1996
                                    ------------   -----------   -----------
Commission Revenue
  Mutual Fund and UITs              $ 75,289,791   $54,222,732   $44,960,556
  Insurance Products                  13,785,487    10,098,858     7,753,815
  Stocks, Bonds and
    Options                            6,006,235     4,084,707     2,752,832
  Partnership Interests                  174,060       101,885       126,945
  Trading                                102,282       228,217        29,863
Portfolio Management Fees             17,049,614    11,070,632     6,480,537
Marketing and Education
  Fees                                 7,319,004     6,396,111     4,182,201
Facility and Service Fees
  from Affiliate                         493,604       538,700       416,298
All Other                              1,033,559     1,082,540       806,175
                                    ------------   -----------   -----------

Total Revenue                       $121,253,636   $87,824,382   $67,509,222
                                    ============   ===========   ===========

The Company had assets of $29,111,026, $19,747,631 and $16,950,759 for the years ended September 30, 1998, 1997 and 1996, respectively. The Company had net income of $1,427,312, $2,142,063 and $1,188,707 for the years ended September 30, 1998, 1997 and 1996, respectively.

(c) Narrative Description of Business

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

The various services of the Company, provided by the Company and/or its subsidiaries, are as follows and are discussed in more detail on the pages that follow:


      Entity Name:                               Service Performed
      ------------                               -----------------
H.D. Vest, Inc.                        Technical and Sales Support Services,
                                       Regional Support System, Educational
                                       Services, Representative Recruiting,
                                       Representative Development, Information
                                       Services, Insurance Agency Management
                                       Services.

H.D. Vest Investment Securities,       Investment Services, Trading and Customer
Inc.                                   Service, Representative Licensing,
                                       Compliance and Due Diligence Services.

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

REGIONAL SUPPORT SYSTEM

The Company has developed a local support system designed to provide Representatives assistance in all aspects of financial planning including sales and marketing training, time management, practice management, financial products, and case studies. The program training is facilitated with monthly meetings held across the country between the months of May and December. The Regional Support System (RSS) also provides a network for Representatives to consult with each other and analyze actual client situations. This system operates on the philosophy that the Representatives will learn from other Representatives who have successfully added financial planning services to their practices.

Each RSS group is led by a successful H.D. Vest Representative. This Representative has met specified criteria and attended Company training prior to training fellow H.D. Vest Representatives. The Regional Support System is divided into Mentor, Chapter and Summit teams determined by varying degrees of Representative production.

EDUCATIONAL SERVICES

The Company develops educational materials and seminars designed to enhance the technical skills and knowledge of Representatives. The educational materials developed for the Company's Representatives and their clients include, but are not limited to training videos, self study courses, computer based training programs, newsletters and promotional pieces. The Company's seminars include two national events, each offering Representatives a full week of training, as well as other seminars such as the "Tax Season Crash Course" which provides investment training prior to the tax rush experienced by Representatives preparing tax returns for their clients.

During fiscal 1998 the Company introduced regional conferences to the seminar offering. These conferences are located in cities across the country and are designed to offer training on the Company's Internet site, computer software and technical investment topics.

REPRESENTATIVE RECRUITING

At September 30, 1998, the Company has approximately 5,828 fully licensed Representatives and approximately 1,474 Representatives in various stages of licensing.

The Company recruits Representatives for its subsidiaries HDVIS and HDVAS and an affiliated insurance entity. Since its inception, the Company has developed a recruiting process which the Company believes results in a larger network for distribution of financial products and services. Based on its experience in this area, the Company typically uses methods that have been the most effective in the past. These methods include direct mail, recruiting seminars, telemarketing, trade shows, referral incentive programs, trade publication advertising and various educational events. The Company may employ additional methods of recruiting in order to develop and determine the effectiveness of such alternatives.

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

The training and marketing programs offered by the Company to its Representatives include software support such as an asset allocation and tax form based investment analysis program. The training and marketing programs also offer educational events such as the RSS meetings (described above) and marketing initiatives including self-study kits, newsletters, and various other regional and national meetings sponsored by the Company.

INFORMATION SERVICES

The Information Services Department provides computer support services for both the Company and its Representatives.

At the Company level, the Information Services Department is responsible for developing programs and maintaining the hardware that supports operations. During fiscal 1998, the Company upgraded its computer infrastructure with faster computers and a more stable network for information processing. The Information Services Department also provided support for new processing systems in human resource management, accounting and transaction processing.

At the Representative level, the Information Services Department continued to develop the Company's Internet site and other programs to support the Representatives. The H.D. Vest Internet site provides or will provide the Representatives with access to account information, consolidated statements, stock quotes and market news, while creating a venue for sharing ideas with other Representatives. Other programs developed to assist the Representatives include a CD-ROM Resource Library, which provides reference materials and investment transaction forms, the CD-ROM Financial Check-Up System that assists in identifying clients needs, and the CD-ROM RSP which provides training on investment basics.

INSURANCE AGENCY MANAGEMENT SERVICES

The Company provides management services to an affiliated insurance agency, H.D. Vest Insurance Services(HDVIns). HDVIns represents a diversified spectrum of national insurance companies offering life, health, disability, long-term care and variable and fixed annuity products for both individuals and businesses. Representatives of the Company are licensed through HDVIns to sell insurance products. These Representatives are paid a commission on such sales by HDVIns or HDVIS in certain circumstances. The Company does not receive any portion of these commissions but does receive a facility and service fee for management and other services rendered by the Company. The Company has charged HDVIns a facility and service fee of $493,604, $538,700 and $416,298 for the years ended September 30, 1998, 1997 and 1996, respectively.

As of September 30, 1998, the Company had a receivable of approximately $138,496 from HDVIns.

INVESTMENT SERVICES

H.D. Vest Investment Securities, Inc., formed in 1983 as a Texas Corporation, is registered as a broker-dealer in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico, and is the investment products and trading subsidiary of the Company. HDVIS offers non-proprietary investment products including mutual funds, unit investment trusts, direct investments, stocks and bonds. HDVIS is a member of the National Association of Securities Dealers, the Securities Investors Protection Corporation, and the Securities Industry Association.

TRADING AND CUSTOMER SERVICE

Trading and customer services are provided by the Company to its Representatives on an ongoing basis. The Company's trading room processes trades in mutual funds, direct investments, and unit investment trusts and individual securities. In addition, the H.D. Vest Discount Brokerage Service allows investors to buy and sell individual securities at discounted commission rates.

The following table summarizes the number of securities transactions processed by the Company:

                       Fiscal Years Ended September 30,
                       --------------------------------
                        1998         1997         1996
                        ----         ----         ----

                      5,551,515    4,042,941    2,422,705

The Company clears stock and bond trades and certain mutual fund and direct participation programs, on a fully disclosed basis, through National Financial Services Corporation, 161 Devonshire Street, Mail Stop D6, Boston, Massachusetts 02110. National Financial Services Corporation, as the clearing firm for HDVIS, maintains all stock, bond and option transactions of HDVIS' customers on its own records. The majority of transactions involving mutual funds and direct participation programs are handled directly with the product distributors.

REPRESENTATIVE LICENSING

The Company provides step-by-step assistance to Representatives in obtaining their securities, insurance and Registered Investment

Advisor licenses, including educational programs for exams and administrative processing through the National Association of Securities Dealers, and the state agencies supervising securities and insurance licensing.

COMPLIANCE AND SUPERVISION

The financial services industry is subject to extensive regulation on both the federal and state levels, with which the Company and its subsidiaries must comply (see Government Regulation). HDVIS and HDVAS must maintain current registration with the applicable regulatory bodies.

The Company requires that all Representatives follow the Company's Compliance and Supervisory Procedures. The Company's Compliance Department is responsible for Representatives' compliance with rules of the regulatory bodies that supervise the financial services industry. Due to the strict regulation of the financial services industry by federal and state agencies, it is important that the Company stay abreast of the activities of its Representatives and internal staff. The Company's Compliance Department supervises the investing activities of all Representatives.

PROFESSIONAL INVESTMENT ADVISORY SERVICES

H.D. Vest Advisory Services, Inc. conducts the investment advisory activities of the Company. HDVAS, formed in 1987 as a Texas corporation, is registered as an investment advisor with the Securities and Exchange Commission and various state regulatory agencies and is a member of the Investment Company Institute. The Company's Representatives can register as Investment Advisor Representatives under HDVAS, giving them the ability to provide fee-based financial planning services to their clients.

HDVAS provides three fee-based services. The VestPremiere Investment Program is designed for clients with a minimum $100,000 of investable assets, and allows individual investors, foundations, endowments, retirement plans and trusts to access comprehensive and independent consulting services that historically were reserved for only large institutional investors. This service helps investors to determine an appropriate asset allocation and to choose the proper money managers to manage various portions of their investment portfolio. A quarterly report is provided to each client detailing investment performance.

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

The Vest Advisor Investment Program accommodates clients with a minimum of $25,000 of investable assets. These investments are managed by the client's Representative according to the portfolio goals established by the client. Each client's investment is held in a single brokerage account. A quarterly report is provided to each client detailing investment performance.

                                  TRADEMARKS

The Company has trademarks, including H.D. Vest Financial Services, that protect the Company against the unauthorized use of its corporate name and programs. These trade names are valuable assets of the Company and unauthorized use of these trade names are prosecuted as necessary to protect the Company's interests.

                             GOVERNMENT REGULATION

H.D. VEST INVESTMENT SECURITIES, INC. - The securities industry in the United States is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, such as HDVIS, has been delegated to self-regulatory organizations like the NASD. The NASD conducts periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. HDVIS is currently registered as a broker-dealer in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico.

The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, representative supervision, trade practices among broker-dealers, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations, and changes in the interpretation of enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC and the self-regulatory organizations may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulations and discipline of broker-dealers is the protection of customers and the securities markets rather than protection of creditors and stockholders of broker-dealers (see Item 3 Legal Proceedings).

HDVIS is a member of the Securities Investors Protection Corporation. SIPC provides protection to customers (but not shareholders) if a SIPC member fails financially. Customers (NOT INCLUDING INVESTORS IN THE STOCK OF THE COMPANY) of HDVIS that have securities and/or cash on deposit with HDVIS, would be protected up to a maximum of $500,000, including up to $100,000 on claims for cash.

HDVIS is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to
1. Minimum net capital can never be lower than $250,000 or 6 2/3% of aggregate indebtedness, as defined, whichever is greater. In computing net capital under the Uniform Net Capital Rule, various adjustments are made to net worth to exclude assets which are not readily convertible into cash and to conservatively state other assets, such as a firm's position in the securities that it holds in its own account. To that end, a deduction is made against the market value of such securities to reflect the possibility of a market decline prior to their disposition. For each dollar that net capital is reduced, by means of such deductions or otherwise (for example, through operating losses or capital rules, which are unique to the securities industry), financial restrictions are imposed upon the Company which are more severe than those imposed on corporations engaged in certain other types of business (see Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources).

HDVIS had net capital, required net capital and excess net capital for the years ended September 30, 1998, 1997 and 1996 as follows:

                                   1998        1997        1996
                                ----------  ----------  ----------

Net capital                     $2,134,772  $1,992,987  $1,409,407

Required net capital               407,842     381,470     392,490
                                ----------  ----------  ----------

Excess net capital              $1,726,930  $1,611,517  $1,016,917
                                ==========  ==========  ==========

H.D. VEST ADVISORY SERVICES, INC. - The financial planning industry is subject to federal regulation under the Investment Advisers act of 1940, requiring those providing fee-based investment advice to register with the SEC. Most states also have registration and reporting requirements. HDVAS is registered as an investment advisor with the SEC and all 50 states, the District of Columbia, and the Commonwealth of Puerto Rico.

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

                                   EMPLOYEES

At September 30, 1998, the Company employed 301 full-time employees who provide support services to Representatives of the Company. To the extent that the Company recruits additional Representatives, the number of employees would be expected to increase proportionately during the fiscal year ending September 30, 1999.

                            Employees by Department
                            As of September 30, 1998

          Marketing and Technical Support                     126
          Administration and Other                             42
          Operations                                          119
          Educational Services                                 14
                                                              ---
          Total Employees                                     301
                                                              ===

The majority of employees are college graduates and are securities licensed.

Item 2.  Description of Property

During January 1998, the Company relocated its corporate headquarters, occupying approximately 80,000 square feet of office space in a new facility, located at 6333 North State Highway 161, Fourth Floor, Irving, Texas 75038. The Company's lease expires in December 2007. The Company also occupies approximately 15,000 square feet of space used for warehouse, mail fulfillment and printing located at 3225 Premier Street, Suite 150, Irving, Texas 75063.

Item 3.  Legal Proceedings

Beginning in September 1997, claims were made against the Company or its subsidiary in regard to the activities of a former Registered Representative.
As of September 30, 1998 the claimants sought recovery for alleged out-of-pocket losses totaling approximately, $990,000. As of September 30, 1998, the Company or the subsidiary has paid approximately $260,000 in settlement of approximately $550,000 of the alleged out-of-pocket losses.

At September 30, 1998, the Company or its subsidiary has accrued approximately, $560,000 for the estimated settlement costs and additional legal expenses anticipated to be incurred related to remaining claims.

Subsequent to September 30, 1998 additional claims of approximately $350,000 were made against the Company or its subsidiary. Additionally, subsequent to September 30, 1998 the Company or its subsidiary paid approximately $280,000 to settle approximately $450,000 in remaining claims.

While the Company believes it has defenses against pending claims, in order to avoid anticipated costs of trial and to minimize the possibility of additional losses, the Company anticipates settling such claims.

In connection with the same matter, and in order to avoid potential claims and litigation, the Company paid approximately $45,000 during fiscal 1998 to individuals with potential claims estimated to be approximately $270,000. Subsequent to September 30, 1998 the Company or its subsidiary paid approximately $52,000 to individuals with potential claims estimated to be approximately $140,000.

The Company is currently unable to determine the likelihood that additional material claims arising from this Registered Representative's conduct will be made. Although the Company believes that a defense to any additional claims exists, and could vigorously defend such claims if necessary, a negative result in multiple claims could have a material adverse impact on the Company.

In connection with the conduct of a former Registered Representative in 1992 and 1993, a group of the former Representative's clients filed a civil action suit against HDVIS and the former Registered Representative alleging violations of securities laws, fraud, conversion and related causes of action. In June 1995, the Company reimbursed the plaintiffs approximately $450,000 for out-of-pocket losses plus interest. In September 1996, an arbitration panel awarded the plaintiffs approximately $1.7 million. A fidelity bond issued in favor of HDVIS covered approximately $250,000 of the judgment. In September 1997, the Company paid the plaintiffs' award and ended the litigation.

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

         NONE

                                    Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

As of September 30, 1998 the Company's stock was listed on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol: HDVS. The total trading volume of the Company's stock for fiscal 1998 was 1,009,021. There can be no assurance that a more active market will develop. The following table sets forth the range of high and low closing bid prices of the Company's Common Stock as reported by the NASDAQ National Market System during the periods indicated. The prices set forth below represent prices between dealers, do not include retail markups, markdowns, or commissions and do not necessarily represent actual transactions.

                                  High         Low
                                  ----         ---
 3 Months Ended     9/30/98      $ 9.25       $6.38
                    6/30/98       11.75        4.75
                    3/31/98       11.00        4.88
                   12/31/97        5.50        4.13
                   --------------------------------
                    9/30/97        5.50        4.63
                    6/30/97        4.88        3.75
                    3/31/97        5.13        4.13
                   12/31/96        5.25        3.25
                   --------------------------------
                    9/30/96        5.50        2.63
                    6/30/96        3.88        2.75
                    3/31/96        3.00        1.88
                   12/31/95        3.00        1.88
                   --------------------------------

As of September 30, 1998, there were 620 holders of record of the Company's common stock.

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

POTENTIAL FUTURE SALES PURSUANT TO RULE 144

Of the 5,423,341 shares of common stock outstanding as of September 30, 1998, 4,059,554 shares of common stock are "restricted securities," as that term is defined in Rule 144 under the Securities Act of 1933, as amended. Under this rule, a person (or persons whose shares are aggregated) not affiliated with the issuer who has satisfied a one-year holding period may, under certain circumstances, sell within a three-month period a number of shares which does not exceed the greater of 1% of the shares outstanding or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of the Company and who has satisfied a two-year holding period. After a two-year holding period, if a person is not an affiliate and has not been an affiliate for the last three months, then the person can sell his shares without any restrictions applicable to Rule 144. Herb D. Vest, the Chairman of the Board and Chief Executive Officer of the Company, owns 2,490,272 shares, which are subject to Rule 144. Mr. Vest acquired the majority of his shares in February 1987. Barbara Vest, an employee and Director of the Company owns 1,464,188 shares that are subject to Rule 144. Future sales under Rule 144 may have a depressive effect on the price of the Company's common stock.

Item 6.  Selected Financial Data

The following summary of certain financial information relating to the Company for the five years ended September 30, 1998, has been derived from the audited financial statements of the Company.

Such information should be read in conjunction with the Consolidated Financial Statements and the report thereon of Arthur Andersen LLP, independent public accountants, located elsewhere in this document.


                                         Summary of Consolidated Statements of Operations
                                                 Fiscal Years Ended September 30,
----------------------------------------------------------------------------------------------------------
                           1998             1997              1996              1995               1994
                       -----------------------------------------------------------------------------------
Total Revenues         $121,253,636      $87,824,382       $67,509,222       $44,670,051       $50,287,196
Net Income
 (Loss)                $  1,427,312      $ 2,142,063       $ 1,188,707       $ 1,329,001       $  (369,901)
Net Income
 (Loss)Common
 share                 $        .24      $       .37       $       .20       $       .22       $      (.09)
Cash Dividends
 Declared per
 common share          $       -         $      -          $      -          $      -          $      -



                                                Summary of Consolidated Statements
                                                       of Financial Position
                                                        As of September 30,
----------------------------------------------------------------------------------------------------------
                           1998             1997              1996              1995               1994
                       -----------------------------------------------------------------------------------
Working Capital        $ 5,392,094       $ 5,054,298       $ 2,821,115       $ 1,293,871       $ 1,012,016
Total Assets           $29,111,026       $19,747,631       $16,950,759       $11,666,371       $12,336,852
Notes Payable
 and Obligations
 under Capital
 Leases (net of
 current
 maturities)           $ 2,506,506       $ 1,016,257       $   676,844       $   430,739       $   543,848

Total
 Liabilities           $20,721,088       $12,699,070       $11,949,226       $ 7,726,010       $ 9,697,957
Shareholders'
 Investment            $ 8,389,938       $ 7,048,561       $ 5,001,533       $ 3,940,361       $ 2,638,895

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company's financial position remains strong. The Company's net working capital at September 30, 1998 was $5,392,094 compared to net working capital of $5,054,298 at September 30, 1997. The $337,796 increase, for the year ended September 30, 1998, is primarily a result of (i) strong cash flows provided by operations, (ii) proceeds from the Deferred Compensation Plan for its Representatives and (iii) repayment of notes receivable from officers. The Company's primary uses of cash for the year were attributable to (i) purchase of property and equipment and (ii) acquisition and development of internal computer software.

During 1998 the Company dedicated much of its capital to the development of a new information system infrastructure. Management believes the improved information systems will provide the Company more capacity to manage its current growth and support future growth. Approximately $3.4 million of the Company's fiscal 1998 funding for information systems and property and equipment came from operating and capital leases. The Company has dedicated $1.8 million of proceeds from the deferred compensation plan and the remainder from operating cash flows to the purchase and development of its information systems and the purchase of property and equipment.

In June 1998, Herb D. Vest reduced to zero the outstanding principal balance, together with the accrued interest, of his revolving line of credit from the Company.

Historically, the Company's growth has been financed through loans, private placements of preferred and common stock, public offerings of common stock and cash flows from operations. For the period from inception through September 30, 1998, amounts from these sources have been approximately $2.5 million, $2.6 million, $5.1 million and $13.3 million, respectively.

In July 1995, the Company began accepting contributions for the Deferred Compensation Plan (the Plan) for its Representatives. Pursuant to the Plan, Representatives may forego current compensation, and subsequently receive the deferred compensation plus a Company matching contribution, as defined in the Plan. As of September 30, 1998 and 1997, approximately $2,385,000 and $1,167,000, respectively, had been deferred under the Plan.

Matching contributions on amounts deferred under the Plan are accrued as additional commission expense on a straight-line basis from the period deferred until the Representative is paid the deferral amount and matching contribution. Accordingly, commission expense will increase in the years in which commissions are earned and deferred by participants. Such increases in commission expense will have an adverse effect on the net income of the Company. To the extent that Representatives elect to defer receipt of compensation under the Plan, such compensation will ultimately be paid to the participant in the form of cash. As of September 30, 1998 and 1997, the Company had accrued matching contributions of approximately $365,000 and $156,000, respectively. Accrued matching contributions will be paid out over a maximum of seven years. As of September 30, 1998 the Company had paid $10,458 to participants representing deferred amounts and $2,654 representing matching contributions.

Historically, the Company has significantly increased its recruiting and development activities upon obtaining financing through the sale of stock or cash flows. The Company must expense all costs related to these activities. Additionally, in periods of increased recruiting and development activities, the Company has experienced higher general and administrative costs as overhead increased to support the recruiting and development activities. Consequently, the Company has recorded substantial expenses subsequent to obtaining financing required to fund further growth. Should the Company obtain future financing to fund its growth plans, it is likely that the Company would record substantial expenses in the periods subsequent to obtaining such financing.

Management believes that, in addition to external financial resources (primarily bank leases); the Company's cash flow is sufficient to maintain its current operations as well as its continued growth plan. The Company continually monitors the capital markets for opportunities to obtain financing to meet its growth needs.

                             RESULTS OF OPERATIONS

REVENUES:

The Company's revenues for the years ended September 30, 1998, 1997, and 1996 were $121,253,636, $87,824,382, $67,509,222, respectively, a 38%, 30%, and 51%
change from the years ended September 30, 1997, 1996, and 1995, respectively. Management believes that the increase in revenues for the fiscal years is due to
(i) the continued strength in the overall financial markets, (ii) the Company's continued development of programs to support and educate Representatives, (iii) the expansion of the Company's Representative force through recruitment and (iv) the Company's commitment to fee-based programs. Revenue for the fourth quarter was negatively effected by market conditions during this period.

The increase in revenues during the past three years are in part due to favorable economic conditions that have made certain investments products, such as those offered by the Company, attractive to investors. To the extent that these economic conditions change in the future and make these investment products less attractive to investors, the Company's revenues could be negatively impacted.

Management believes that revenues are related to the experience and education of the Company's Representatives. To that end, the Company provides many programs to educate and develop the Representatives knowledge of the investment industry. These programs include computer software, education seminars, self study courses, and the Regional Support System that allows less experienced Representatives to gain assistance from the Company's more experienced Representatives.

Management also believes that revenues are related to the number of Representatives affiliated with the Company. The Company actively recruits Representatives using methods that have been proven to be the most effective in the past in order to gain market share.

The increase in revenues for fiscal years 1998, 1997 and 1996 is due in part to the growth in the Company's fee-based programs. Fee-based programs produce revenue based on quarterly charges to clients for the management of their accounts, whereas, commission-based services produce revenue based primarily on one time front end sales charges for the purchase of products. Some clients may prefer fee-based programs as opposed to more traditional commission-based services. The Company hopes to maximize revenue by making both fee-based and commission-based services available to customers. Management believes that current market demand has caused fee-based services to grow at a greater rate than commission-based services in recent years.

Portfolio management fees from these programs were $17,049,614 for the year ended September 30, 1998, a 54% increase over the year ended September 30, 1997. Portfolio fee revenue for the years ended September 30, 1997 and 1996, were $11,070,632 and $6,480,537, respectively, a 71% and 101% increase over the years ended September 30, 1996 and 1995, respectively.

The reasons for changes in the Company's revenues in the years ended September 30, 1998, 1997, and 1996 are summarized in the following table:

                           % Change for the Years Ended September 30,
                                 as compared to Previous Years
                            ----------------------------------------
Source of Revenue             1998            1997           1996
-------------------------   --------        --------       ---------

Mutual Fund and UITs (1)      +39%            +21%            +47%
Insurance Products (2)        +37%            +30%            +81%
Stocks, Bonds and
 Options (1)                  +47%            +48%            +43%
Partnership Interests (3)     +71%            -20%            -36%
Trading (4)                   -55%            +664%            N/A
Portfolio  Management
 Fees (5)                     +54%            +71%           +101%
Marketing and
 Educational
 Fees (6)                     +14%            +53%            +43%
Facility and Service
 Fees (7)                      -8%            +29%            -24%
Other (8)                      -5%            +34%            -14%

(1) Revenue increased in 1998, 1997 and 1996 due to continued strength in the financial markets and to the continued increases in product sales resulting in part from the growth of the number of Representatives. Other contributing factors include the training programs provided by the Company and stable or declining interest rates.
(2) Revenues increased due to the increase in the number of Representatives licensed to offer this product and market conditions that made this product a more attractive investment.
(3) Revenues for fiscal 1998, increased due to greater demand for this type of product. Revenues for 1997 and 1996 decreased due to a decline in demand for this type of product.

(4) Revenue from trading activities were $102,282, $228,217 and $29,863 for the years ended September 30, 1998, 1997 and 1996, respectively. Changes are due to market demand.
(5) Revenues increased in part due to an increase in the number of Representatives licensed to offer this product and the development of additional fee-based services. The division has continued to grow with the addition of new accounts and new services, VestFlex and VestAdvisor Investment Programs. During 1998, 1997 and 1996, the Company has devoted significant resources to further develop its fee-based programs.
(6) Revenues in 1998, 1997 and 1996 increased due to increases in sales and the expansion of the educational programs and seminars provided by the Company. Product sponsors assist in the funding of the Company's educational services. Revenues in 1995 decreased as a direct result of a sluggish market, which reduced the receipts from product sponsors.
(7) Facility and Service Fees declined in fiscal 1998 due to the decline in the attractiveness of fixed insurance investments, offered by HDVINS, due to a decline in interest rates which, management believes, reduced demand for fixed insurance investments. Facility and Service Fees increased in 1997 due to an increase in the resources available to support this product line. Fees in 1996 decreased due to a decline in resources available to support this product line.
(8) The decrease in 1998 is due in part to a decrease in revenue from the Company's catalog sales products. Revenue from this area has been offset with Representatives use of TCC credits for items purchased in the catalog. The increase in 1997 is due to increased interest income received by the Company from increased cash reserves maintained during the year.

NET INCOME:
Net income for the year ended September 30, 1998 was $1,427,312 compared to net income of $2,142,063 and $1,188,707 for the years ended September 30, 1997 and 1996, respectively.

Commission expense for the year ended September 30, 1998, was $68,152,972 or 71% of Commission revenue compared to $48,384,293 or 70% for the year ended September 30, 1997. The increase in Commission expense is the result of increased production by Representatives at higher payout levels. Portfolio management fee expense for the year ended September 30, 1998 was $11,263,667 or 66% of Portfolio management fee revenue compared to $7,375,367 or 67% of the related revenue for the year ended September 30, 1997.

The decrease in Portfolio management fee expense is the result of Representatives at lower payout levels switching their clients to fee-based investment products.

General and administrative expenses for the year ended September 30, 1998 were $27,803,227, an increase of 43% from the prior year. Included in the increase of general and administrative expenses were nonrecurring costs of approximately
(i) $826,000 for expenses related to claims arising from the actions of a Representative and (ii) $572,000 associated with the relocation of the Company's corporate headquarters. Additionally, the increase in general and administrative expenses was due, in part, to (i) $648,553 for the expansion of the Company's compliance and supervision of Representatives, (ii) $750,959 in human resource expense related to the Company's increase in staffing and employee training programs and (iii) $707,427 in costs related to the Company's mail fulfillment operations. In addition the Company's expenses related to operations increased by approximately $1,023,805 due to increase staffing and consulting work related to the development of a new system for processing investment transactions, as well as an increase of $1,514,620 for information services related to the system development.

General and administration expenses for the year ended September 30, 1997 were $19,394,200 an increase of 21% from the fiscal year ended September 30, 1996.
To meet increased service demands, the Company increased staffing levels by 33%. The Company's total number of employees grew from 189 to 251, with additions in the areas of financial planning support, advisory services, trading, compliance, customer service, and information services. General and administrative expenses include incentive compensation plans for executive officers, senior managers, and employees.

The Representative development process is the cornerstone of the Company's concept of providing the client with the most qualified professional Representative available. The Company has made, and will continue to make, significant investments in the development of programs to provide Representatives with training designed to keep them apprised of financial opportunities for their clients.

The Company requires its Representatives to obtain specific licenses, complete training programs and follow prescribed procedures in adding financial planning and implementation services to their practices. The training and marketing programs offered by the Company to its Representatives include software support such as an asset allocation and tax form based investment analysis program, educational events such as RSS meetings and marketing initiatives that include self-study kits and newsletters, and various other regional and national meetings sponsored by the Company as well as the sponsors of products sold by the Company's Representatives. Representative development costs for the year ended September 30, 1998, 1997 and 1996 were $8,837,451 $7,485,266 and $6,506,014, respectively.

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

At September 30, 1998, the Company has approximately 5,828 fully licensed Representatives and approximately 1,474 Representatives in various stages of licensing. The Company's recruiting efforts for the years ended September 30, 1998, 1997, and 1996 resulted in increases in new affiliates of approximately 2,227, 1,815 and 722, respectively. Representative recruiting costs for the years ended September 30, 1998, 1997 and 1996, were $2,231,364, $1,677,594 and
$773,909, respectively.

The Company's Representatives include Certified Public Accountants (CPA). Currently, however, some state boards have regulations prohibiting CPAs from receiving commissions for the sale or referral of products or services to their clients. Since 1984, 35 states have changed their rules to allow commission income by CPAs and several other states have proposed rule changes. CPA Representatives have been challenged in Louisiana and California, where the receipt of commissions by CPAs are prohibited. California enacted legislation to allow CPAs to receive commissions effective January 1, 1999. However, litigation continues as a result of actions initiated under the currently effective law. The Company has chosen to vigorously support these Representatives. The Company has incurred legal costs of approximately $286,000, $351,000 and $242,000 for the years ended September 30, 1998, 1997 and 1996, respectively, to support these Representatives.

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

YEAR 2000 ASSESSMENT

The Company recognizes the need to ensure that its operations will not be adversely impacted by "Year 2000" systems failures. Year 2000 issues arise because some computer software and hardware ("computer systems") were designed to handle only a two-digit year, not a four-digit year (e.g. 1997 is seen by the computer as "97"). When the year 2000 begins, these computer systems may interpret "00" as the year 1900 and not 2000, and could either stop processing date-related computations or process them incorrectly.

In order to minimize the impact of the Year 2000 on the Company, a Year 2000 plan has been established for the evaluation and management of risks associated with material Year 2000 issues. The plan includes a review of material computer systems that the Company currently has in place, modification or replacement of such systems if required, inquiry to third-party providers with whom the Company has material business relationships as to their state of readiness for potential Year 2000 issues and the development of contingency plans in the event material Year 2000 issues arise in Company or third-party computer systems.

As of September 30, 1998, the Company has identified material computer systems and completed testing of approximately 25% of such systems. The Company anticipates completing all testing and any required modifications or replacements by September 30, 1999. As of September 30, 1998, the Company has expended approximately $55,000 to address potential Year 2000 issues, exclusive of costs associated with previously scheduled modifications or replacements unrelated to Year 2000 issues. The Company anticipates spending approximately $50,000 for additional testing, modification and replacement related to Year 2000 during the fiscal year ending September 30, 1999.

Based on current and anticipated operating needs, many of the Company's critical computer systems are in the process of being replaced with more technologically advanced versions. Each new system being installed has been reviewed for Year 2000 compliance. The computer systems that have been or are in the process of being replaced, include, but are not limited to, the Company's investment processing system, accounting system, human resources and payroll system, work station and network operating systems and systems used to communicate with the Company's Representatives. The remaining computer systems, including but not limited to, phone equipment and general office equipment are currently being reviewed for Year 2000 compliance as part of the overall plan for testing and modification referenced above.

In addition to reviewing its own computer systems, the Company is in the process of communicating with material third-party providers, including, but not limited to, suppliers, product sponsors, financial institutions, facility owners and other companies with which the Company has material business relationships in order to assess these companies' state of Year 2000 readiness. The communication requests, among other things, disclosure of the companies' plans for minimizing the impact of the Year 2000 on their computer systems and the Company. The Company anticipates receiving from these third-party service providers assurance of their Year 2000 capability. As of September 30, 1998, the Company has not received from any third-party provider with which a material business relationship exists notice of a material Year 2000 issue or inability to address material Year 2000 issues prior to the Year 2000. The Company is generally not in a position to verify whether third-party service providers are or will become Year 2000 ready apart from such assurances or until a Year 2000 issue arises.

Management does not anticipate a material effect on business operations as a result of Year 2000 computer system issues. As a precaution, however, the Company is in the process of developing a contingency plan for business operations in the event material Year 2000 issues arise in the Company's or third party computer systems. In the event material issues arise, the Company is prepared to conduct business, particularly the processing of investment transactions, utilizing manual processes and third party, off site, computer systems and back-up data routinely archived by the Company. The Company anticipates that the cost of conducting business utilizing the Company's contingency plans would be higher than conducting business utilizing current and anticipated operational plans, although the Company is unable to estimate potential cost increases in this regard.

In the event the Company receives notice from a material third party provider as to a potential Year 2000 issue effecting the Company, or a material Year 2000 issue arises as to a third party, the Company anticipates minimizing potential business interruptions by shifting business critical functions, including, but not limited to, products sold or recommended by the Company's subsidiaries, to third party providers demonstrating Year 2000 compliance.

To the extent the Company or third party providers cannot correct material Year 2000 issues, and the Company is unable to efficiently conduct business in accordance with its anticipated contingency plans, operations of the Company could be negatively impacted.

Item 8.  Financial Statements and Supplementary Data


                                     Index
                                                        Page(s)
                                                        -------

Report of Independent Public Accountants                  F-1

Consolidated Statements of Financial
 Position - September 30, 1998 and 1997                F-2 & F-3

Consolidated Statements of Operations -
 Three years ended September 30, 1998                     F-4

Consolidated Statements of Shareholders'
 Investment - Three years ended September 30, 1998        F-5

Consolidated Statements of Cash Flows -
 Three years ended September 30, 1998                     F-6

Notes to Consolidated Financial Statements             F-7 - F-21

                   Report of Independent Public Accountants


To the Shareholders and  Directors of H.D. Vest, Inc.:

     We have audited the accompanying consolidated statements of financial position of H.D. Vest, Inc. (a Texas Corporation) as of September 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally acepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H.D. Vest, Inc. as of September 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.




Dallas, Texas,
November 17, 1998

                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                    ASSETS

                                                September 30,
                                         -------------------------
                                             1998          1997
                                         -----------   -----------

Current assets:
  Cash and cash equivalents              $ 9,204,362   $ 6,384,992
  Commissions and accounts
   receivable                              9,201,486     6,642,200
  Current portion - notes receivable
   related parties                            97,159       590,320
  Receivable from affiliate                  138,496       142,145
  Prepaid expenses                           739,061       503,738
                                         -----------   -----------

    Total current assets                  19,380,564    14,263,395
                                         -----------   -----------

Property and equipment, net of
 accumulated depreciation
 of $2,194,457 and $1,485,366
 at September 30, 1998 and 1997,
 respectively                              6,313,281     2,755,457
Notes receivable - related parties,
 net of current portion                      349,409     2,127,613
Intangible and other assets, net of
 accumulated amortization                  3,067,772       601,166
                                         -----------   -----------

    Total assets                         $29,111,026   $19,747,631
                                         ===========   ===========


       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                                  September 30,
                                            --------------------------
                                                1998          1997
                                            ------------  ------------
Current liabilities:
   Accounts payable and accrued expenses     $ 8,629,878   $ 3,930,651
   Amounts due on clearing transactions          469,462       539,538
   Commissions payable                         4,889,130     4,738,908
                                             -----------   -----------

      Total current liabilities               13,988,470     9,209,097
                                             -----------   -----------

Obligations under capital leases,
 excluding current installments                2,506,506     1,016,257

Other noncurrent liabilities                   2,946,702     1,323,375

Unearned revenue                               1,279,410     1,150,341


Shareholders' investment:
Preferred stock, $6 par value;
 10,000,000 shares authorized,
 250,067 shares issued and
 outstanding in both 1998 and 1997             1,500,402     1,500,402
Common stock, $.05 par value;
 100,000,000 shares authorized,
 5,423,341 outstanding at September 30,
 1998 and 1997                                   271,167       271,167
Additional paid-in capital                     5,154,934     5,113,334
Retained earnings                              1,463,435       163,658
                                             -----------   -----------

      Total shareholders' investment           8,389,938     7,048,561
                                             -----------   -----------

      Total liabilities and
       shareholders' investment              $29,111,026   $19,747,631
                                             ===========   ===========


       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                          Years Ended September 30,
                                   ----------------------------------------
                                       1998          1997          1996
                                   ------------  ------------  ------------

Revenues:
   Commissions                     $ 95,357,855   $68,736,399   $55,624,011
   Portfolio management fees         17,049,614    11,070,632     6,480,537
   Marketing and education fees       7,319,004     6,396,111     4,182,201
   Facility and service fee
     from affiliate                     493,604       538,700       416,298
   Other                              1,033,559     1,082,540       806,175
                                   ------------   -----------   -----------

     Total revenues                 121,253,636    87,824,382    67,509,222
                                   ------------   -----------   -----------

Expenses:
   Commissions                       68,152,972    48,384,293    38,254,754
   Portfolio management fees         11,263,667     7,375,367     4,109,284
   General and administrative        27,803,227    19,394,200    16,072,510
   Representative development         8,837,451     7,485,266     6,506,014
   Representative recruiting          2,231,364     1,677,594       773,909
   Interest                             294,981       222,271        96,161
                                   ------------   -----------   -----------

     Total expenses                 118,583,662    84,538,991    65,812,632
                                   ------------   -----------   -----------

Net income before state
 and federal income tax               2,669,974     3,285,391     1,696,590

Provision for state and federal
 income tax                           1,242,662     1,143,328       507,883
                                   ------------   -----------   -----------

Net income                         $  1,427,312   $ 2,142,063   $ 1,188,707
                                   ============   ===========   ===========

Net income
 per common share-basic            $       0.24   $      0.37   $      0.20
                                   ============   ===========   ===========

Net income
 per common share-dilutive         $       0.24   $      0.37   $      0.20
                                   ============   ===========   ===========

Weighted average number of
   common shares outstanding          5,423,341     5,423,341     5,423,341
                                   ============   ===========   ===========


       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

            FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996

                             Shares of Stock
                               Outstanding                                   Additional    Retained
                        --------------------------   Preferred    Common      Paid-in      Earnings
                           Preferred      Common       Stock       Stock      Capital     (Deficit)       Total
                        ---------------  ---------  -----------  ---------  -----------  ------------  ------------
Balance at
 September 30, 1995             250,067  5,423,341   $1,500,402   $271,167   $5,080,834  $(2,912,042)   $3,940,361

Preferred Dividends                   -          -            -          -            -     (127,535)     (127,535)

Net Income                            -          -            -          -            -    1,188,707     1,188,707
                        ---------------  ---------  -----------  ---------  -----------  -----------    ----------

Balance at
 September 30, 1996             250,067  5,423,341    1,500,402    271,167    5,080,834   (1,850,870)    5,001,533

Capital Contribution                  -          -            -          -       32,500            -        32,500

Preferred Dividends                   -          -            -          -            -     (127,535)     (127,535)

Net Income                            -          -            -          -            -    2,142,063     2,142,063
                        ---------------  ---------  -----------  ---------  -----------  -----------    ----------

Balance at
 September 30, 1997             250,067  5,423,341    1,500,402    271,167    5,113,334      163,658     7,048,561


Capital Contribution                  -          -            -          -       41,600            -        41,600

Preferred Dividends                   -          -            -          -            -     (127,535)     (127,535)

Net Income                            -          -            -          -            -    1,427,312     1,427,312
                        ---------------  ---------  -----------  ---------  -----------  -----------    ----------

Balance at
 September 30, 1998             250,067  5,423,341   $1,500,402   $271,167   $5,154,934  $ 1,463,435    $8,389,938
                        ===============  =========  ===========  =========  ===========  ===========    ==========


       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Years Ended September 30,
                                             ----------------------------------------
                                                 1998          1997          1996
                                             ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                  $ 1,427,312   $ 2,142,063   $ 1,188,707
 Reconciliation of net income to
  net cash provided by operating activities
    Depreciation and amortization              1,431,617       933,014       901,093
    Loss on sale of assets                       282,783        21,564       120,716
    Non-cash compensation expense                 41,600        32,500             -
    Rent abatement                               285,083             -             -
    Changes in assets and liabilities
      Commissions and accounts receivable     (2,559,286)   (2,132,781)   (1,179,550)
      Deferred tax                               679,586       480,370      (480,370)
      Receivable from affiliate                    3,649       (11,865)      (31,351)
      Prepaids and other assets                 (235,323)     (415,821)      (72,702)
      Payable to officers and directors                -             -      (125,006)
      Accounts payable and accrued expenses    3,011,066    (1,727,263)    2,414,075
      Commissions payable                        150,222     1,421,812     1,094,661
      Amounts due on clearing transactions       (70,076)     (190,053)       60,404
      Unearned revenue                           129,069       219,231      (109,892)
                                             -----------   -----------   -----------
    Net cash provided by operating
      activities                               4,577,302       772,771     3,780,785
                                             -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Costs to acquire/develop software       (2,200,982)            -             -
      Additions to other assets                  (11,580)     (211,645)      (69,372)
      Purchases of property and equipment     (2,355,885)     (988,061)     (315,179)
      Proceeds from sale of assets                48,670        57,850        10,000
                                             -----------   -----------   -----------
    Net cash used for
      investing activities                    (4,519,777)   (1,141,856)     (374,551)
                                             -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Preferred stock dividends                      (127,535)     (127,535)     (127,535)
 Advances from deferred compensation plan      1,438,317       576,022       518,286
 Advances on notes receivable to
    related parties                             (485,670)     (397,804)     (463,713)
 Payments on deferred compensation plan          (13,112)            -             -
 Collection on notes receivable from
    related parties                            2,757,035       347,402       338,017
 Payments on notes payable and
    capital lease obligations                   (807,190)     (378,854)     (319,503)
                                             -----------   -----------   -----------
      Net cash provided by (used for)
        financing activities                   2,761,845        19,231       (54,448)
                                             -----------   -----------   -----------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                          2,819,370      (349,854)    3,351,786

CASH AND CASH EQUIVALENTS,
 beginning of year                             6,384,992     6,734,846     3,383,060
                                             -----------   -----------   -----------

CASH AND CASH EQUIVALENTS,
 end of year                                 $ 9,204,362   $ 6,384,992   $ 6,734,846
                                             ===========   ===========   ===========

       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1) Organization and Summary of Significant Accounting Policies

(a) Organization - H.D. Vest, Inc. (the Company) is a Texas corporation formed in December 1986, to manage the various financial services divisions of the H.D. Vest Financial Services group. Through its wholly-owned subsidiaries, the Company provides financial services through tax and accounting professionals. The Company's services are designed to assist in making individual tax and accounting professionals financial service centers for their clients.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

(b) CASH AND CASH EQUIVALENTS - Included in cash and cash equivalents are cash balances and highly liquid investments with an original maturity of three months or less.

(c) COMMISSIONS AND ACCOUNTS RECEIVABLE - Commissions and accounts receivable is stated net of certain allowances for doubtful accounts. The allowances at September 30, 1998 and 1997 were $811,229 and $658,154, respectively.

(d) PROPERTY AND EQUIPMENT AND OTHER ASSETS - Property and equipment is stated at cost and is depreciated by the straight-line method using estimated useful lives ranging from five to six years. At September 30, 1998 and 1997, property and equipment consisted of:

                                              September 30,
                                        --------------------------
                                            1998          1997
                                        ------------  ------------
   Leasehold improvements               $   908,448   $   145,081
   Computer equipment                     3,089,547     1,714,334
   Furniture and fixtures                 3,697,377     1,762,492
   Telephone equipment                      812,366       618,916
    Less accumulated depreciation        (2,194,457)   (1,485,366)
                                        -----------   -----------
   Total property and equipment, net    $ 6,313,281   $ 2,755,457
                                        ===========   ===========

Other assets consists primarily of capitalized software development costs and training materials, as well as security deposits. Depreciable assets are stated at cost and are amortized by the straight-line method using an estimated useful life of five years. At September 30, 1998 and 1997, other assets and accumulated amortization are as follows:

                                    September 30,
                               ------------------------
                                   1998         1997
                               ------------  ----------
   Software Development          3,575,554     882,270
   Other assets                 $  398,764   $ 639,634
   Accumulated amortization       (906,546)   (920,738)
                                ----------   ---------
   Total other assets, net      $3,067,772   $ 601,166
                                ==========   =========

The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying amount of the asset from expected future cash flows on an undiscounted basis. If the assessment indicates that the carrying amount of the asset exceeds the undiscounted cash flows an impairment has occurred. The impairment is calculated as the total by which the carrying amount of the asset exceeds its fair value. The fair value of long-lived assets is estimated based on quoted market prices, if available, or the expected total value of cash flows, on a discounted basis.

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

(i) INCOME TAXES - Deferred income taxes are provided for temporary differences between the tax basis of assets and liabilities and their financial reporting amounts. Deferred taxes are recorded based upon enacted tax rates anticipated to be in effect when the temporary differences are expected to reverse.

(j) SUPPLEMENTAL CASH FLOW INFORMATION - Cash interest payments for the years ended September 30, 1998, 1997 and 1996 were $294,016, $222,271 and $96,161 respectively. Cash payments for federal income taxes for the years ended September 30, 1998 and 1997 were $1,187,265 and $1,463,950 respectively. During the fiscal years ended September 30, 1998, 1997 and 1996 the Company acquired assets through capital leases amounting to $3,219,053, $828,949 and $690,191, respectively.

(k) USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(l) PRIOR YEARS' STATEMENTS - Certain reclassifications have been made to prior years' statements in order for the amounts to be comparable with the current year presentation.

2) 401(k) RETIREMENT PLAN

In March 1993, the Company formed a 401(k) retirement plan for eligible employees. To be eligible for the plan an employee must be employed on a continuous full-time basis for one year and work a minimum of 40 hours per week. The Company matches contributions made by employees at a rate of 20 cents for each dollar contributed, up to an annual limit of $1,848 per employee. Company contributions to the plan for the fiscal years ended September 30, 1998, 1997 and 1996 were $106,042, $87,776 and $55,077, respectively.

3) FINANCING ARRANGEMENTS

In September 1997, the Company entered into a lease line of credit with a bank under which the Company may finance leases up to an arrangement amount of $2,000,000. Each lease will have a maturity of no greater than 5 years and will require level monthly principal and interest payments set in accordance with the bank's lease matrix, as defined. The collateral for each lease will be the equipment it finances.

In February 1998, the Company also renewed its line of credit with a bank for $500,000. The line bears interest, payable monthly, at prime plus 1% (9.25% as of September 30, 1998). Additionally, the Company's two largest shareholders have pledged a portion of their holdings as collateral for the line. The line of credit is intended for working capital purposes and expires February 1, 1999. At September 30, 1998, no amount had been drawn against the line.


4) EARNINGS PER SHARE

Basic earnings per share (basic EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. The number of shares used to compute basic EPS for the years ended September 30, 1998 and 1997 was 5,423,341. Diluted earnings per share (diluted EPS) is computed similarly to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares had been issued. The number of shares used to compute diluted EPS for the years ended September 30, 1998 and 1997 were 5,537,762 and 5,442,949, respectively.

Options to purchase 95,454 shares of common stock at $8.50 per share were outstanding during the years ended September 30, 1998 and 1997. These options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of outstanding common shares.

There were 250,067 shares of convertible preferred stock outstanding during the year ended September 30, 1998 and 1997 not included in the computation of diluted EPS because the conversion had an anti-dilutive effect on EPS.

5) COMMITMENTS AND CONTINGENCIES

(a) LEASES - The Company leases its office space and certain office equipment under lease agreements, which qualify as operating leases. The Company also leases certain office equipment under certain lease agreements, which qualify as capital leases. At September 30, 1998 and 1997 the capitalized basis of the leases included in property and equipment was approximately $5,136,889 and $1,592,226 and accumulated amortization applicable to the leased equipment was approximately $1,288,933 and $903,144, respectively.

In August 1997, the Company entered into a ten year operating lease agreement for new office space of approximately 80,000 square feet in a new facility in Irving, Texas. In January 1998 the Company moved its corporate headquarters to the new office space.

Future minimum lease payments under operating lease commitments with initial or noncancellable terms in excess of one year and under capital lease obligations as of September 30, 1998, are as follows:

                                      Capital     Operating
                                       Leases      Leases
                                     ----------  -----------
Year ended September 30:
       1999                          $1,425,831  $ 2,233,363
       2000                           1,112,700    1,988,810
       2001                             791,902    1,908,218
       2002                             671,829    1,896,105
       2003-thereafter                  179,128    9,468,815
                                     ----------  -----------

Total minimum lease payments          4,181,390  $17,495,311
                                                 ===========
Less amount representing interest       544,964
                                     ----------
Present value of net minimum
   capital lease payments             3,636,426
Less current installments
   included in accounts payable       1,129,920
                                     ----------
Obligations under capital
   leases, excluding current
   installments                      $2,506,506
                                     ==========

Rent expense for the years ended September 30, 1998, 1997 and 1996 was approximately $2,149,893, $796,991 and $667,126, respectively.

(b) LITIGATION AND CONTINGENCIES - Beginning in September 1997, claims were made against the Company or its subsidiary in regard to the activities of a former Registered Representative. As of September 30, 1998 the claimants sought recovery for alleged out-of-pocket losses totaling approximately, $990,000. As of September 30, 1998, the Company or the subsidiary has paid approximately $260,000 in settlement of approximately $550,000 of the alleged out-of-pocket losses.

At September 30, 1998, the Company or its subsidiary has accrued approximately, $560,000 for the estimated settlement costs and additional legal expenses anticipated to be incurred related to these claims.

Subsequent to September 30, 1998 additional claims of approximately $350,000 were made against the Company or its subsidiary. Additionally, subsequent to September 30, 1998 the Company or its subsidiary paid approximately $280,000 to settle approximately $450,000 in remaining claims.

While the Company believes it has defenses against pending claims, in order to avoid anticipated costs of trial and to minimize the possibility of additional losses, the Company anticipates settling such claims.

In connection with the same matter, and in order to avoid potential claims and litigation, the Company paid approximately $45,000 during fiscal 1998 to individuals with potential claims estimated to be approximately $270,000. Subsequent to September 30, 1998 the Company or its subsidiary paid approximately $52,000 to individuals with potential claims estimated to be approximately $140,000.

The Company is currently unable to determine the likelihood that additional material claims arising from this Registered Representative's conduct will be made. Although the Company believes that a defense to any additional claims exists, and intends to vigorously defend such claims if necessary, a negative result in multiple claims could have a material adverse impact on the Company.

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

In July 1995, H.D. Vest Investment Securities, Inc. and the Securities and Exchange Commission entered into a settlement agreement with regards to an on-going investigation concerning a former Registered Representative. Pursuant to the settlement agreement, HDVIS (i) paid a monetary sanction of $50,000 and (ii) agreed to modify its supervisory and compliance procedures.

In connection with this matter, a group of the former Representative's clients filed a civil action suit against HDVIS and the former Registered Representative alleging violations of securities laws, fraud, conversion and related causes of action. In June 1995, the Company reimbursed the plaintiffs approximately $450,000 for out-of-pocket loses plus interest. In September 1996, an arbitration panel awarded the plaintiffs approximately $1.7 million. A fidelity bond issued in favor of HDVIS covered approximately $250,000 of the judgement. In September 1997, the Company paid the plaintiffs' award and ended the litigation.

The Company is subject to other legal proceedings and claims, which have arisen in the ordinary course of its business and have not been finally adjudicated. Management believes, based on the advice of legal counsel responsible for such matters, that these actions, when finally concluded and determined, will not have a material adverse effect upon the financial position of the Company.

6) SHAREHOLDERS' INVESTMENT

In September 1991, the Company issued 166,667 shares of non-voting Series A Convertible Preferred Stock at a price of $6.00 in exchange for $1,000,002 in principal amount on a note payable to a financial services company. The Company issued an additional 83,400 shares on non-voting Series A Preferred Stock at a price of $6.00 in exchange for $500,400 in cash to a second financial services company. The Company's preferred stock pays a dividend at an annual rate of 8.5% and is payable quarterly. The preferred stock is callable by the Company and convertible by the preferred stockholder based on terms detailed in the offering agreement. During each of fiscal 1998, 1997, and 1996, dividends of $127,535 ($0.51 per share) were declared and paid.

In August 1997, Herb D. Vest, principal common shareholder, purchased 166,667 shares of the Company's outstanding non-voting Series A Convertible Preferred Stock in a private transaction.

7) NET CAPITAL REQUIREMENTS

The Company's main operating subsidiary, H.D. Vest Investment Securities, Inc., is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. Minimum net capital can never be lower than $250,000 or 6 2/3% of aggregate indebtedness, whichever is greater. HDVIS had net capital, required net capital, and excess net capital for the years ended September 30, 1998, 1997 and 1996 as follows:

                                   1998        1997        1996
                                ----------  ----------  ----------
Net capital                     $2,134,772  $1,992,987  $1,409,407
Required net capital               407,842     381,470     392,490
                                ----------  ----------  ----------

Excess net capital              $1,726,930  $1,611,517  $1,016,917
                                ==========  ==========  ==========

8) RELATED-PARTY TRANSACTIONS

The Company has an agreement with Herb D. Vest (principal common shareholder) for management services to the Company. The agreement with Herb D. Vest provides for a management fee per year including an annual bonus based on the Company's performance related to revenue and net income goals, additions of Company U4's and Fee Based Assets under Management, as established by the Board of Directors. Effective January 1, 1997, the Company increased the annual management fee due to Mr. Vest to $900,000 from $750,000. The 38% increase in the Company's revenues combined with positive earnings after consideration of the bonus, as well as the other factors used to determine the bonus resulted in the payment of $2,340,148 bonus under the plan in fiscal 1998. The Company paid bonuses of $1,869,497 in fiscal 1997 and $1,500,000 in fiscal 1996. Management fees under these agreements were $3,240,148, $2,731,997 and $2,187,500 for the years ended September 30, 1998, 1997 and 1996, respectively.

The Company has an agreement to provide Herb D. Vest a revolving line of credit in an amount not to exceed $2,000,000, collateralized by Mr. Vest's unrestricted Company common stock in an amount equal to the unadjusted current balance of the line of credit based on the stock's current ask price. The terms of the agreement require an annual payment to be made on November 30 of each year equal to one-seventh of the then outstanding principal plus accrued interest. The final payment of all outstanding principal and accrued interest shall be due and payable on or before November 30, 2001. Under the agreement interest accrues on unpaid principal balances at a rate of 11%. As of September 30, 1998, Herb D. Vest had reduced to zero the outstanding principal balance, together with the accrued interest, of his revolving line of credit from the Company.

The Company also had a consulting agreement with Ms. Barbara Vest through October 1996. In November 1996, Ms. Vest was employed by the Company as its Representative Relations Director, thereby terminating her consulting contract. Amounts paid to Ms. Vest during the years ended September 30, 1998, 1997, and 1996, under these arrangements were approximately $325,000, $300,000, and $200,000, respectively.

The Company has an agreement to provide Barbara Vest a revolving line of credit in an amount not to exceed $700,000, collateralized by Ms. Vest's unrestricted Company common stock in an amount equal to the unadjusted current balance of the line of credit based on the stock's current ask price. The terms of the agreement require an annual payment to be made on November 30 of each year equal to one-seventh of the then outstanding principal plus accrued interest. The final payment of all outstanding principal and accrued interest shall be due and payable on or before November 30, 2001. Under the agreement, interest accrues on unpaid principal balances at a rate of 11%. At September 30, 1998, Ms. Vest had drawn $407,643 in principal against the line of credit. As of September 30, 1998, the Company has recorded $38,925 of accrued interest on this line of credit.

H.D. Vest Insurance Services (HDVIns) is a sole proprietorship owned by Herb D. Vest. HDVIns general insurance agency appoints Representatives with various insurance companies to enable them to sell insurance products to their clients. The Company, in accordance with the terms of a facilities and services agreement, provides certain management and other services to HDVIns and is paid a fee for these services. The value of these services for fiscal year ended 1997 has been determined based on the prorata portion of certain relevant expenses as a percentage of HDVIns revenues to total consolidated revenues. To the extent the Company renders services to HDVIns for which it is not compensated, such action could constitute a conflict of interest since Mr. Vest is both the principal common shareholder and Chairman of the Board of Directors of the Company. The services provided to HDVIns by the Company are summarized below.

Management, accounting, referral data base, client tracking services, solicitation, tracking of renewal policies of insurance, collection of premiums and commissions, processing of insurance transactions, payment of salaries and other expenses, cost of recruiting, training and reporting to agents and other services as deemed appropriate by the Company. In accordance with this agreement the Company has charged HDVIns $493,604, $538,700 and $416,298 for the years ended September 30, 1998, 1997, and 1996 respectively, for management services rendered. As of September 30, 1998, the Company had a receivable of approximately $138,496 from HDVIns.

In March 1997, Herb D. Vest, principal common shareholder, purchased options to acquire 150,000 shares of common stock with an exercise price of $5.00 from two former executive officers in a private transaction. In June 1998, Herb D. Vest, principal common shareholder, purchased options to acquire 64,000 shares of the Company's restricted common stock with exercise prices between $2.38 and $7.63 from two directors of the Company's Board of Directors. Generally accepted accounting principles require that equity transactions of this type involving an entity's principal shareholder be recorded on the entity's financial statements. Accordingly, the Company has recorded a capital contribution, net of tax effect, and expense of a like amount to reflect this transaction.

In August 1997, Herb D. Vest, principal common shareholder, purchased 166,667 shares of the Company's outstanding non-voting Series A Convertible Preferred Stock in a private transaction.

9) INCOME TAXES
Income tax expense consisted of the following components:

                                            September 30,
                                  ----------------------------------
                                     1998        1997        1996
                                  ----------  ----------  ----------
 Current:
      Federal                     $  433,801  $  407,628  $ 692,741
      State                          129,275     255,330    295,512

 Deferred:
      Federal                        643,619     411,458   (411,458)
      State                           35,967      68,912    (68,912)
                                  ----------  ----------  ---------
                                  $1,242,662  $1,143,328  $ 507,883
                                  ==========  ==========  =========

The effective income tax rate differs from the statutory federal income tax rate for the following reasons:

                                            September 30,
                                  ---------------------------------
                                     1998        1997        1996
                                     ----        ----        ----
Statutory rate                       34.0%       34.0%       34.0%
State taxes, net of
   federal                            7.5         9.9        13.4
Other                                 5.1        (9.1)       10.2
Alternative minimum
   taxes                                -           -        (5.9)
Reversal of deferred
   tax asset valuation
   allowance                            -           -        (6.0)

Utilization of net
   operating loss
   carryforward                         -           -       (15.8)
                                  ---------------------------------

Effective rate                       46.6%       34.8%       29.9%
                                  =================================

The following table presents the components of the net deferred tax liability:

                                             Deferred
                               October 1,    Expense    September 30,
                                  1997      (Benefit)        1998
                               -----------  ----------  --------------

Research and development                -     779,070        (779,070)
Depreciation                     (149,318)     66,167        (215,485)
Unearned revenue                        -     (82,557)         82,557
Other                             149,318     (83,094)        232,412
                               ----------    --------       ---------

Net deferred tax
   liability                    $       -    $679,586       $(679,586)
                               ==========    ========       =========

The deferred tax liability is included in other noncurrent liabilities in the financial statements.

10) STOCK OPTION PLANS

In fiscal 1997, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company adopted the disclosure provisions of SFAS No. 123. The Company continues to apply the accounting provisions of APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations to account for stock-based compensation. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

The Company has a Nonqualified Stock Option Plan (the Nonqualified Plan). The Nonqualified Plan is for all employees, as defined in the Nonqualified Plan, and the Company has reserved 800,000 shares of common stock for this plan. As of September 30, 1998, 431,096 options are outstanding under the Nonqualified Plan.

In 1992, the Company agreed to give two independent directors options to purchase 2,000 shares of common stock each quarter. As of September 30, 1998, 12,000 options remain outstanding to independent directors. During June 1998 the Board of Directors agreed to discontinue compensating independent directors through stock options.

A summary of the status of the Company's outstanding stock options as of September 30, 1998, 1997, and 1996 and changes during the years then ended are as follows:

                           1998                 1997               1996
                           ----                 ----               ----
===============================================================================
                              Exercise             Exercise           Exercise
                     Shares   Price (1)   Shares   price (1)  Shares  price (1)
                     ------   ---------   ------   ---------  ------  ---------
-------------------------------------------------------------------------------
Outstanding at
 beginning of year   423,454     $5.58    407,454    $5.61    470,450    $5.63
Granted                8,000      6.26     16,000     4.74     16,000     3.19
Exercised                  -         -          -        -          -        -
Expired and                                     -        -
 cancelled                 -         -                        (78,996)    5.18
Outstanding at
 end of year         431,454      5.59    423,454     5.58    407,454     5.61
Exercisable at
 end of year         336,000      4.61    328,000     4.73     62,000     3.62
Fair value of
 options granted        4.93                $3.82               $2.60

-------------------------------------------------------------------------------

1)  weighted average per option granted.

The 431,454 options outstanding as of September 30, 1998 have exercise prices between $2.38 and $8.50, with a weighted average exercise price of $5.59 and a weighted average remaining contractual life of 10 years. 336,000 of these options are exercisable with a weighted average exercise price of $4.61. The remaining 95,454 unexercisable options have an exercise price of $8.50.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1997 for both the Nonqualified Plan and Directors Plan.

                             1998    1997
                            ------  ------
Risk free interest rate      5.86%   6.50%
Expected dividend yields        -       -
Expected lives in years        10      10
Expected volatility         66.77%  70.17%

Had compensation costs been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been recorded in the following pro forma amounts:

                                      1998        1997
                                   ----------  ----------
Net income - as reported           $1,427,312  $2,142,063
Net income  pro forma               1,387,872   2,127,088
Earnings per share  as reported           .24         .37
Earnings per share  pro forma             .23         .37

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.


11) DEFERRED COMPENSATION PLAN

In July 1995 the Company began accepting contributions to the Deferred Compensation Plan (the Plan) for its Representatives. Pursuant to the Plan, Representatives may forego current compensation, thus postponing recognition of income otherwise currently taxable, and subsequently receive the deferred compensation plus a Company matching contribution as defined in the Plan.

Amounts deferred as of September 30, 1998 and 1997 were $2,385,178 and $1,167,165, respectively, and are included in other noncurrent liabilities and accrued expenses. As of September 30, 1998 the Company had paid $10,458 to participants representing deferred amounts and $2,654 representing matching contributions.

Matching contributions of amounts deferred under the Plan must be accrued as additional commission expense on a straight-line basis from the period deferred until the Representative is paid the deferral amount and matching contribution. Accordingly, participation in the Plan by Representatives will have the effect of increasing commission expense in the years in which commissions are earned and deferred by participants. Such increases in commission expense will have an adverse effect on the net income of the Company. To the extent that Representatives elect to defer receipt of compensation under the Plan, such compensation will ultimately be paid to the participant in the form of cash. Matching contributions accrued as of September 30, 1998 and 1997 approximated $364,913 and $156,200, respectively, and are included in other noncurrent liabilities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures


None.

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

The following table provides certain information about each of the Company's and its subsidiaries' current members of the Board of Directors, officers and directors of certain divisions of the Company as of September 30, 1998.

        Name                    Age               Position with the Company
        ----                    ---               -------------------------
Herb D. Vest                     54               Chairman of the Board of Directors,
                                                  President and Chief Executive Officer

Barbara Vest                     52               Representative Relations Director,
                                                  and Board of Directors

Kenneth E. Reynolds              69               Board of Directors

Jack B. Strong                   68               Board of Directors

Jerry M. Prater                  56               Board of Directors

Phillip W. Mayer                 56               Board of Directors

Lynn R. Neidermeier(1)           45               Board of Directors

Kenneth R. Petree                55               Board of Directors

Roger Ochs                       37               Marketing Director

Shannon A. Soefje                39               Senior Vice President and Corporate
                                                  Secretary

Ted Sinclair                     34               Vice President and Chief Financial
                                                  Officer

(1) Resigned from the Board of Directors effective August 26, 1998. Ms. Niedermeier accepted a position with Arthur Andersen LLP in Phoenix, and was required to resign her position on the Board of Directors of an Arthur Andersen LLP audit client.

KEY EMPLOYEES

HERB D. VEST, CHAIRMAN OF THE BOARD OF DIRECTORS, PRESIDENT AND CHIEF EXECUTIVE OFFICER. Prior to assuming his present position with the Company and HDVIS in June 1983, Mr. Vest practiced public accounting and financial planning for ten years as the sole proprietor of Herb D. Vest, CPA. Prior to June 1983, Mr. Vest was also registered with a National Association of Securities Dealers firm. Mr. Vest is a Certified Public Accountant, Certified Management Accountant, Certified Financial Planner, Chartered Financial Analyst, Certified Fund Specialist, Certified Investment Management Analyst, Chartered Life Underwriter, Registered Health Underwriter, Chartered Financial Consultant, Accredited Personal Financial Specialist and Certified Employee Benefit Specialist. He holds certificates in Pension and Executive Compensation and Estate Planning & Taxation from the American College. Mr. Vest holds a Bachelor of Science Degree in Political Science and Masters of Science Degrees, in Taxation, Financial Services and Management. He holds a Juris Doctorate from an unaccredited law school and is licensed to practice law in California. Mr. Vest holds a Doctorate in International Business Administration. He is a National Association of Securities Dealers General Securities Principal, Registered Options Principal, Municipal Securities Principal, and Financial and Operations Principal. He is a licensed real estate broker and licensed life, health and accident insurance agent. Following graduation from college in 1966, Mr. Vest served as an infantry officer in the U.S. Army, including two tours of duty in Vietnam. He has served as a lecturer at local colleges and universities including the University of Texas at Arlington and the Seminar for Financial Analysts held at the University of Windsor, Ontario. He is also a member of the American Institute of Certified Public Accountants and the Texas Society of CPAs. Additionally, Mr. Vest has written on international trade, taxation, portfolio management and the financial services profession for such publications as Global Custodian, Business Mexico, Personal Financial Planning, Accounting Today, CFP Today, Real Estate Securities & Capital Markets, and The Dallas Business Journal. In 1994 - 1998, Mr. Vest was voted among the 100 Most Influential People in Accounting by Accounting Today magazine.

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

LYNN R. NIEDERMEIER, BOARD OF DIRECTORS. Ms. Niedermeier was an employee of the Company from 1987 through 1993. During that time she was the Company's Vice President of Marketing responsible for managing the Company's sales, marketing, recruiting and educational programs. She was promoted to the position of Executive Vice President in February 1993 and held that position until her resignation in April 1994. In November 1994, Ms. Niedermeier rejoined the Company as its President. In December 1995, Ms. Niedermeier resigned as President. Ms. Niedermeier is a Certified Public Accountant and was a Manager at Arthur Andersen LLP prior to joining the Company. Ms. Niedermeier is a former City Councilwoman for Grapevine, Texas. She was elected to the Company's Board of Directors in 1994. Effective August 26, 1998, Ms. Niedermeier resigned from the Board of Directors. Ms. Niedermeier accepted a position with Arthur Andersen LLP in Phoenix, and was required to resign her position on the Board of Directors of an Arthur Andersen LLP audit client.

KENNETH R. PETREE, BOARD OF DIRECTORS. Mr. Petree is a Development Officer for the Central, North, West and East Texas Regions for Bank United, Texas. He currently serves on the Board of Directors and chairs the Loan and Discount Committee for the Fort Worth Economic Development Corporation, a non-profit entity. Mr. Petree has extensive experience in the banking industry and has held executive positions with Overton Bank and Trust, N.A., and Irving National Bank. Mr. Petree was appointed to the Board of Directors to complete the term of Ms. Niedermeier.

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

                                       Summary Compensation Table

-----------------------------------------------------------------------------------------------------------
                                                           Restricted                          All
     Name & Principal        Fiscal                          Stock         Stock              Other
         Position             Year   Salary     Bonus        Awards       Options          Compensation
                                                                            (1)
-----------------------------------------------------------------------------------------------------------
 Herb D. Vest                  1998  900,000  2,340,148        -             -                 53,700
 Chairman of the               1997  862,500  1,869,497        -             -                 45,774
 Board of Directors,           1996  687,500  1,500,000        -             -                 21,996
 President and Chief
 Executive Officer(2)

 Barbara Vest                  1998  325,000     27,283        -             -                 29,500
 Director and Director         1997  284,167          -        -             -                 43,793
 Of Representative             1996        -          -        -             -                220,008
 Relations

 Roger Ochs                    1998  150,000    194,898        -             -                      -
 Marketing Director            1997  150,000    155,791        -             -                      -
                               1996  136,045    125,000        -             -                      -

 Shannon Soefje                1998  140,000     90,952        -             -                      -
 Senior Vice President and     1997  135,000     65,851        -             -                      -
 Corporate Secretary           1996  125,500     62,500        -             -                      -

 Ted Sinclair                  1998  145,000     90,952
 Vice President and Chief      1997  140,000     75,753        -             -                      -
 Financial Officer             1996  130,625     62,500        -             -                      -
----------------------------------------------------------------------------------------------------------


   1) All officers are covered under a stock option plan (see Management - Stock Options and Certain Transactions - Stock Options). No goals have been set to issue common stock options for fiscal years ending September 30, 1998, 1997 or 1996. No awards were earned in 1998, 1997 or 1996.

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

Under the Restricted Stock portion of the Executive Officer's Compensation Plan, a number of shares of restricted stock are determined by the Chief Executive Officer of the Company as allocable to a particular participant. This restricted stock is credited to the participant's account and will be vested and distributable upon the first to occur of the following events: (1) Long term disability, death of the participant or attaining the preselected Deferral Date; or (2) The date of a "change-in-control" of the Company (as that term is defined in the executive officer's deferred compensation plan). No stock was earned under the Executive Officer's Compensation Plan for the fiscal year ended September 30, 1998. Under the Executive Officer's Compensation Plan, the Board of Directors also annually sets three revenue goals - a threshold, target and maximum goal. If attained, the revenue goals will generate a set cash bonus for the participant, payable unless certain losses are also incurred.

In addition, bonus stock will be credited to participants' accounts in the form of restricted stock on the basis of the Company's attaining three-year cumulative revenue goals. Each year these goals are set by the Board of Directors for the upcoming three years and are based in part on the previous year's goals that consist of a threshold, a target and a maximum cumulative revenue goal. Upon attaining one of these goals, bonus stock credited in the form of restricted stock to the participant's plan vests and will become distributable only upon retirement, long term disability or death of the participant, or the date of a "change-in-control" of the Company (as that term is defined in the Executive Officer's Compensation Plan). No goals have been set to issue common stock options for fiscal years ending September 30, 1998, 1997 or 1996. No awards were earned in 1998, 1997 or 1996.

STOCK OPTIONS

The Board of Directors of the Company adopted a Stock Option Plan as of October 1, 1987, in order to attract, retain, motivate and encourage stock ownership by employees, officers and directors of the Company and its subsidiaries. The Stock Option Plan is administered by a stock option committee (Committee), appointed by the Chief Executive Officer, consisting of one to three members. The members of the Committee shall be eligible to receive options under the Stock Option Plan.

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

Options covering 191,497 shares were granted at an option price of $8.50 per share as of October 1, 1987 to employees; 95,454 of these options remain outstanding as of September 30, 1998.

During 1992, options covering 460,000 shares were granted at an option price of $5.00 per share to employees and certain advisors to the Company's Board of Directors. 260,000 of these options remain outstanding as of September 30, 1997. In March 1997, Herb D. Vest, principal common shareholder, purchased 150,000 options from two former employees of the Company in a private transaction. The options are included in the 260,000 outstanding options at September 30, 1998.

In November 1992, the Company resolved that the independent directors are to receive stock options for 2,000 shares of common stock to be exercisable at the price of the common stock on the date of issuance and to be issued quarterly to the independent directors. During June 1998, the Board of Directors resolved to eliminate the stock options for the independent directors. At September 30, 1998, 76,000 options had been issued. During June 1998, Mr. Vest purchased 64,000 options from two independent directors.

     As a result of the foregoing, options covering 431,454 shares of common stock, with exercise prices ranging from $2.38 to $8.50 per share have been issued to officers and directors of the Company. The following table provides information with respect to the named officers and directors concerning the options outstanding as of September 30, 1998:

                                         Aggregated Option Exercises in Last Fiscal Year
                                              End and Fiscal Year End Option Values
------------------------------------------------------------------------------------------------------------------------------
                                                          Number of Unexercised                 Value of Unexercised, In-
                             Shares                          Options Held At                    The-Money Options at Fiscal
                            Acquired                         Fiscal Year End                             Year End
                            Through                          ---------------                             --------
Name                        Options       Value       Exercisable       Unexercisable         Exercisable       Unexercisable
                            Exercised    Realized                                                 (1)                (2)
------------------------------------------------------------------------------------------------------------------------------
Herb D. Vest                    -            -            359,148                   -             735,080             -
Barbara Vest                    -            -             45,148                   -                   -             -
Wesley T. Sinclair              -            -              1,456                   -                   -             -


(1) Represents the difference between the closing price of the Company's common stock on September 30, 1998 and the exercise price of the options.

(2) The current fair market value of the stock at September 30, 1998 was below the option exercise price.

                           COMPENSATION OF DIRECTORS

The Company's Board of Directors holds formal and informal meetings throughout the year with management and shareholders to discuss Company affairs.

The Company's Board of Directors has an Audit Committee. The function of the Audit Committee is (i)to oversee the Company's system of internal control and the financial reporting process; (ii)to review the internal audit function;
(iii)to approve the selection of the Company's independent accountants; and
(iv)to review audit reports. The members of the Audit Committee during fiscal 1998 were Jerry Prater, Jack Strong and Phillip Mayer.

The Company's Board of Directors has a Compensation Committee. The Function of the Compensation Committee is to review, discuss and advise management and officers of the Company regarding compensation and other employment benefits afforded officers and employees of the Company. As of September 30, 1998, the Compensation Committee are the members of the Board of Directors: Herb D. Vest, Barbara Vest, Kenneth R. Petree, Jack Strong, Kenneth Reynolds, Jerry Prater and Phillip Mayer.

Directors are reimbursed for travel and other expenses related to attendance at Board and committee meetings. Total compensation to the Directors for the year ended September 30, 1998 is as follows:

   Name                 Title                                            Compensation
   ----                 -----                                            ------------
   Herb D. Vest         Chairman of the Board of Directors                  $53,700
   Barbara Vest         Director                                             29,500
   Jack Strong          Director and Member-Audit Committee                  33,500
   Kenneth Reynolds     Director                                             29,500
   Jerry Prater         Director and Chairman of the Audit Committee         35,500
   Phillip Mayer        Director and Member-Audit Committee                  33,500
   Lynn Niedermeier     Director                                             27,042
   Kenneth Petree       Director                                              2,458

Prior to June 1998 the independent Board members were entitled to receive quarterly stock options for 2,000 shares of Common Stock, exercisable at the price of the Common Stock on the date of issuance. Mr. Strong and Strongworth, Inc., an entity with which Mr. Strong is affiliated, received approximately $30,000 in professional fees for services performed for the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

 The following information is furnished as of September 30, 1998, to indicate beneficial ownership of more than 5% of the Company's Common Stock, as well as beneficial ownership by each director and certain executives, individually and directors of the Company, as a group, of shares of the Company's Common stock.

                              # OF SHARES
    OWNER                  BENEFICIALLY OWNED     % OF SHARES
-----------------------    ------------------     -----------
 Herb D. Vest                   3,137,478 (1)         53%

 Barbara Vest                   1,520,629 (2)         28%

 Shannon A. Soefje                  1,339              *

 Kenneth E. Reynolds                  550              *

 Jack B. Strong                       100              *

 W. Ted Sinclair                    1,481              *

 Roger Ochs                         2,324              *

 Officers and Directors
   as a Group                   4,663,901             78%

 *  Less than one percent.
 (1) Includes 2,611,663 of Outstanding Common Stock, 314,000 Common Stock Options with an exercise price ranging from $2.38 to $5.06, 45,148 Common Stock Options with an exercise price of $8.50, and 166,667 Exercisable Convertible Series A Preferred Stock with a conversion rate of one preferred share for one share of common stock. Ownership percentage excluding Common Stock Options and the Convertible Series A Preferred Stock is 48%.
 (2) Includes 1,475,481 of Outstanding Common Stock and 45,148 Common Stock Options with an exercise price of $8.50. Ownership percentage excluding the Common Stock Options is 27%.

Item 13.  Certain Relationships and Related Transactions

MANAGEMENT AGREEMENTS

The Company has an agreement with Herb D. Vest (principal common shareholder) for management services to the Company. The agreement with Herb D. Vest provides for a management fee per year plus an annual bonus based on the Company's performance related to revenue and net income goals, additions of Company affiliates and Fee Based Assets under Management, as established by the Board of Directors. Effective January 1, 1997, the Company increased the annual management fee due to Mr. Vest to $900,000 from $750,000. The 38% increase in the Company's revenues combined with positive earnings after consideration of the bonus, as well as the other factors used to determine the bonus resulted in the payment of $2,340,148 bonus under the executive officer's compensation plan in fiscal 1998. The Company paid a bonus of $1,869,497 and $1,500,000 in fiscal 1997 and 1996, respectively. Management fees under these agreements were $3,240,148, $2,731,997 and $2,187,500 for the years ended September 30, 1998,
1997 and 1996, respectively.

The Company also had a consulting agreement with Ms. Barbara Vest through October 1996. In November 1996, Ms. Vest was employed by the Company as its Representative Relations Director, thereby terminating her consulting contract. Amounts paid to Ms. Vest during the years ended September 30, 1998, 1997, and 1996 under these arrangements were approximately $325,000, $300,000, and $200,000 respectively.

H.D. VEST INSURANCE SERVICES

H.D. Vest Insurance Services is a sole proprietorship owned by Herb D. Vest. HDVIns general insurance agency appoints Representatives with various insurance companies to enable them to sell insurance products to their clients. The Company, in accordance with the terms of a facilities and services agreement, provides certain management and other services to HDVIns and is paid a fee for these services. The value of these services for fiscal year ended 1998 has been determined based on the prorata portion of certain relevant expenses as a percentage of HDVIns revenues to total consolidated revenues. To the extent the Company renders services to HDVIns for which it is not compensated, such action could constitute a conflict of interest since Mr. Vest is both the principal common shareholder and Chairman of the Board of

Directors of the Company. The services provided to HDVIns by the Company are summarized below.

Management, accounting, referral data base, client tracking services, solicitation, tracking of renewal policies of insurance, collection of premiums and commissions, processing of insurance transactions, payment of salaries and other expenses, cost of recruiting, training and reporting to agents and other services as deemed appropriate by the Company. In accordance with this agreement the Company has charged HDVIns $493,604, $538,700 and $416,298 for the years ended September 30, 1998, 1997, and 1996 respectively, for facilities and management services rendered.

LINES OF CREDIT

The Company has an agreement to provide Herb D. Vest a revolving line of credit in an amount not to exceed $2,000,000, collateralized by Mr. Vest's unrestricted Company common stock in an amount equal to the unadjusted current balance of the line of credit based on the stock's current ask price. The terms of the agreement require an annual payment to be made on November 30 of each year equal to one-seventh of the then outstanding principal plus accrued interest. The final payment of all outstanding principal and accrued interest shall be due and payable on or before November 30, 2001. Under the agreement interest accrues on unpaid principal balances at a rate of 11%. In June 1998, Mr. Vest repaid in full the outstanding principal balance, together with the accrued interest, of his revolving line of credit from the Company. At September 30, 1998, Mr. Vest had no outstanding principal or accrued interest outstanding on this line.

The Company has an agreement to provide Barbara Vest a revolving line of credit in an amount not to exceed $700,000, collateralized by Ms. Vest's unrestricted Company common stock in an amount equal to the unadjusted current balance of the line of credit based on the stock's current ask price. The terms of the agreement require an annual payment to be made on November 30 of each year equal to one-seventh of the then outstanding principal plus accrued interest. The final payment of all outstanding principal and accrued interest shall be due and payable on or before November 30, 2001. Under the agreement, interest accrues on unpaid principal balances at a rate of 11%. At September 30, 1998, Ms. Vest had drawn $407,643 in principal against the line of credit. The Company has recorded $38,925 of accrued interest on this line at September 30, 1998.

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

401(k) RETIREMENT PLAN

In March 1993, the Company formed a 401(k)-retirement plan for eligible employees. To be eligible for the 401(k) retirement plan an employee must be employed on a continuous full-time basis for one year and work a minimum of 40 hours per week. The Company matches contributions made by employees at a rate of 20 cents for each dollar contributed, up to an annual limit of $1,848 per employee. Company contributions to the 401(k) retirement plan for the fiscal years ended September 30, 1998, 1997 and 1996 were $106,042, $87,776 and
$55,077, respectively.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

   3. Exhibits

Exhibit
-------
Number                 Exhibit
------  ----------------------

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

10.3    Registered Representative Sales Agreement          +

10.4    Management Agreement with Herb D. Vest             +

10.5    Management Agreement with Barbara H. Vest          *

10.6    Termination Agreement with Barbara H. Vest         +


   10.7    Line of Credit Agreement with Herb D. Vest   o

   10.8    Line of Credit Agreement with Barbara Vest   o

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

                                           H.D. VEST, INC.
                                         ------------------
                                            (Registrant)


Date:  December 3, 1998            By:s/ Herb D.Vest
                                      --------------------------------
                                   Herb D. Vest
                                   Chairman of the Board, President
                                      and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:s/    Herb D. Vest              By:s/    Barbara Vest
   ---------------------------        ---------------------------
         Herb D. Vest                       Barbara Vest
Chairman of the Board, President              Director
   and Chief Executive Officer


By:s/  Phillip W. Mayer            By:s/  Kenneth R. Petree
   ----------------------------       -------------------------
       Phillip W. Mayer                   Kenneth R. Petree
          Director                            Director


By:s/  Wesley Ted Sinclair         By:s/  Jerry M. Prater
   ---------------------------        ---------------------------
       Wesley Ted Sinclair                Jerry M. Prater
     CFO and Vice President                  Director
    (Principal Financial and
       Accounting Officer)


By:s/  Kenneth E. Reynolds         By:s/  Jack B. Strong
   ---------------------------     ----------------------------
       Kenneth E. Reynolds                Jack B. Strong
           Director                          Director