Form 10-K405/A
period 1998-09-30
VEST H D INC /TX/
filed 1998-12-30
CIK 819521

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Aggregate market value of voting stocks (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of September 30, 1998, as computed by reference to the closing sale price of the registrant's Common Stock on the NASDAQ National Market Tier of the NASDAQ Market System on such date: $9,489,495.

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

As of September 30, 1998, the Company has identified material computer systems and completed testing of approximately 25% of such systems. The Company anticipates completing all testing and any required modifications or replacements by September 30, 1999. As of September 30, 1998, the Company has expended approximately $55,000 to address potential Year 2000 issues, exclusive of costs associated with previously scheduled modifications or replacements unrelated to Year 2000 issues. The Company anticipates spending approximately $100,000 for additional testing, modification and replacement related to Year 2000 during the fiscal year ending September 30, 1999.

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

Options to purchase 49,948 shares of common stock at $8.50 per share were outstanding during the years ended September 30, 1998 and 1997. These options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of outstanding common shares.

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

The Company has a Nonqualified Stock Option Plan (the Nonqualified Plan). The Nonqualified Plan is for all employees, as defined in the Nonqualified Plan, and the Company has reserved 800,000 shares of common stock for this plan. As of September 30, 1998, 299,948 options are outstanding under the Nonqualified Plan.

In November 1992, the Company resolved that the independent directors are to receive stock options for 2,000 shares of common stock to be exercisable at the price of the common stock on the date of issuance and to be issued quarterly to the independent directors. During June 1998, the Board of Directors resolved to eliminate the stock options for the independent directors. At September 30, 1998, 76,000 options were outstanding. During June 1998, Mr. Vest purchased 64,000 of these options from two independent directors.

A summary of the status of the Company's outstanding stock options as of September 30, 1998, 1997, and 1996 and changes during the years then ended are as follows:

                           1998                 1997               1996
                           ----                 ----               ----
===============================================================================
                              Exercise             Exercise           Exercise
                     Shares   price (1)   Shares   price (1)  Shares  price (1)
                     ------   ---------   ------   ---------  ------  ---------
-------------------------------------------------------------------------------
Outstanding at
 beginning of year   378,306     $5.23    362,306    $5.25    470,450    $5.63
Granted                8,000      6.26     16,000     4.74     16,000     3.19
Exercised                  -         -          -        -          -        -
Expired and                                     -        -
 cancelled              (358)        -                       (124,144)    6.39
Outstanding at
 end of year         385,948      5.25    378,306     5.23    362,306     5.25
Exercisable at
 end of year         385,948      5.25    328,000     4.73     62,000     3.62
Fair value of
 options granted       $4.93                $3.82               $2.60

-------------------------------------------------------------------------------

1)  weighted average per option granted.

The 385,948 options outstanding as of September 30, 1998 have exercise prices between $2.38 and $8.50, with a weighted average exercise price of $5.25 and a weighted average remaining contractual life of 10 years. All of these options are exercisable as of September 30, 1998.

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

KEY EMPLOYEES

HERB D. VEST, CHAIRMAN OF THE BOARD OF DIRECTORS, PRESIDENT AND CHIEF EXECUTIVE OFFICER. Prior to assuming his present position with the Company and HDVIS in June 1983, Mr. Vest practiced public accounting and financial planning for ten years as the sole proprietor of Herb D. Vest, CPA. Prior to June 1983, Mr. Vest was also registered with a National Association of Securities Dealers firm. Mr. Vest is a Certified Public Accountant, Certified Management Accountant, Certified Financial Planner, Chartered Financial Analyst, Certified Fund Specialist, Chartered Life Underwriter, Registered Health Underwriter, Chartered Financial Consultant, Accredited Personal Financial Specialist and Certified Employee Benefit Specialist. He holds certificates in Pension and Executive Compensation and Estate Planning & Taxation from the American College. Mr. Vest holds a Bachelor of Science Degree in Political Science and Masters of Science Degrees, in Taxation, Financial Services and Management. He holds a Juris Doctorate from an unaccredited law school and is licensed to practice law in California. Mr. Vest holds a Doctorate in International Business Administration. He is a National Association of Securities Dealers General Securities Principal, Registered Options Principal, Municipal Securities Principal, and Financial and Operations Principal. He is a licensed real estate broker and licensed life, health and accident insurance agent. Following graduation from college in 1966, Mr. Vest served as an infantry officer in the U.S. Army, including two tours of duty in Vietnam. He has served as a lecturer at local colleges and universities including the University of Texas at Arlington and the Seminar for Financial Analysts held at the University of Windsor, Ontario. He is also a member of the American Institute of Certified Public Accountants and the Texas Society of CPAs. Additionally, Mr. Vest has written on international trade, taxation, portfolio management and the financial services profession for such publications as Global Custodian, Business Mexico, Personal Financial Planning, Accounting Today, CFP Today, Real Estate Securities & Capital Markets, and The Dallas Business Journal. In 1994 - 1998, Mr. Vest was voted among the 100 Most Influential People in Accounting by Accounting Today magazine.

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

Options covering 191,497 shares were granted at an option price of $8.50 per share as of October 1, 1987 to employees; 49,948 of these options remain outstanding as of September 30, 1998.

During 1992, options covering 460,000 shares were granted at an option price ranging from $2.50 to $6.00 per share to employees and certain advisors to the Company's Board of Directors. 260,000 of these options remain outstanding as of September 30, 1998. In March 1997, Herb D. Vest, principal common shareholder, purchased 150,000 options from two former employees of the Company in a private transaction. The options are included in the 260,000 outstanding options at September 30, 1998.

In November 1992, the Company resolved that the independent directors are to receive stock options for 2,000 shares of common stock to be exercisable at the price of the common stock on the date of issuance and to be issued quarterly to the independent directors. During June 1998, the Board of Directors resolved to eliminate the stock options for the independent directors. At September 30, 1998, 76,000 options were outstanding. During June 1998, Mr. Vest purchased 64,000 of these options from two independent directors.

     As a result of the foregoing, options covering 385,948 shares of common stock, with exercise prices ranging from $2.38 to $8.50 per share have been issued to officers, directors, and employees of the Company. The following table provides information with respect to the named officers and directors concerning the options outstanding as of September 30, 1998:

                                         Aggregated Option Exercises in Last Fiscal Year
                                              End and Fiscal Year End Option Values
------------------------------------------------------------------------------------------------------------------------------
                                                          Number of Unexercised                 Value of Unexercised, In-
                             Shares                          Options Held At                    The-Money Options at Fiscal
                            Acquired                         Fiscal Year End                             Year End
                            Through                          ---------------                             --------
Name                        Options       Value       Exercisable       Unexercisable         Exercisable       Unexercisable
                            Exercised    Realized                                                 (1)                (2)
------------------------------------------------------------------------------------------------------------------------------
Herb D. Vest                    -            -            359,148                   -             735,080             -
Wesley T. Sinclair              -            -              1,456                   -                   -             -


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

                              # OF SHARES
    OWNER                  BENEFICIALLY OWNED     % OF SHARES
-----------------------    ------------------     -----------
 Herb D. Vest                   3,137,478 (1)         53%

 Barbara Vest                   1,475,481             27%

 Shannon A. Soefje                  1,339              *

 Kenneth E. Reynolds                  550              *

 Jack B. Strong                       100              *

 W. Ted Sinclair                    1,481              *

 Roger Ochs                         2,324              *

 Officers and Directors
   as a Group                   4,618,753             78%

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

                                           H.D. VEST, INC.
                                         ------------------
                                            (Registrant)


Date:  December 29, 1998           By:s/ Herb D.Vest
                                      --------------------------------
                                   Herb D. Vest
                                   Chairman of the Board, President
                                      and Chief Executive Officer

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