Form 10-Q
period 1998-12-31
VEST H D INC /TX/
filed 1999-02-12
CIK 819521

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

 X             Quarterly Report Pursuant to Section 13 or 15(d)
---                 of the Securities Exchange Act of 1934

               For the Quarterly Period Ended December 31, 1998

                                      or

               Transition Report Pursuant to Section 13 or 15(d)
---                 of the Securities Exchange Act of 1934

                 For the Transition Period from _____ to _____

                          Commission File No. 0-19614


                                H.D. VEST, INC.
            (Exact name of registrant as specified in its charter)

              Texas                                       75-2154244
-------------------------------------              -----------------------
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


Number of shares of the registrant's Common Stock outstanding as of December 31, 1998: 5,423,341.

                                H.D. VEST, INC.

                                     INDEX


PART I.   Financial Information (Unaudited)                              Page(s)
          ---------------------                                          -------

          Item 1.  Financial Statements

               Consolidated Statements of Financial Position -
                  December 31, 1998 and September 30, 1998                 3-4

               Consolidated Statements of Operations - Three Months
                  Ended December 31, 1998 and December 31, 1997             5

               Consolidated Statements of Cash Flows - Three Months
                  Ended December 31, 1998 and December 31, 1997             6

               Notes to Unaudited Consolidated
                  Financial Statements                                     7-9

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                           10-12

PART II.  Other Information
          -----------------

          Item 1.  Legal Proceedings                                       13

          Item 4.  Submission of Matters to a Vote
                     of Shareholders                                       14

          Item 5.  Other Information                                      14-16

          Item 6.  Exhibits and Reports on Form 8-K                        16

               Signatures                                                  17

Part I.  Financial Information
------------------------------

Item 1.  Financial Statements (Unaudited)
-----------------------------------------


                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                    ASSETS


                                        December 31,  September 30,
                                            1998          1998
                                        (Unaudited)
                                       -------------- --------------

Current assets:
  Cash and cash equivalents              $ 8,106,422    $ 9,204,362
  Commissions and accounts
    receivable                             7,841,802      9,201,486
  Notes receivable-
    related parties                                -         97,159
  Receivable from affiliate                  230,813        138,496
  Prepaid and other assets                   683,033        739,061
                                         -----------    -----------

    Total current assets                  16,862,070     19,380,564
                                         -----------    -----------

Property and equipment, net
  of accumulated depreciation
  of $2,623,288 at December 31,
  1998 and $2,194,457 at
  September 30, 1998                       6,677,324      6,313,281

Notes receivable - related parties,
  net of current portion                           -        349,409

Intangible and other assets, net
  of accumulated amortization of
  $989,434 at December 31,
  1998 and $906,545 at
  September 30, 1998                       3,022,178      3,067,772
                                         -----------    -----------

                                         $26,561,572    $29,111,026
                                         ===========    ===========



       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT


                                       December 31,  September 30,
                                           1998          1998
                                       (Unaudited)
                                       ------------  -------------

Current liabilities:
  Accounts payable and accrued
    expenses                            $ 5,866,860    $ 8,629,878
  Amounts due on clearing
    transactions                            141,439        469,462
  Commissions payable                     6,316,277      4,889,130
                                        -----------    -----------

    Total current liabilities            12,324,576     13,988,470
                                        -----------    -----------

Obligations under capital leases,
  excluding current installments          2,343,684      2,506,506

Other noncurrent liabilities              3,309,132      2,946,702

Unearned revenues                            46,772      1,279,410

Shareholders' investment:
  Preferred stock, $6 par value;
   250,067 shares outstanding             1,500,402      1,500,402
  Common stock, $.05 par value;
   100,000,000 shares authorized;
   5,423,341 issued and outstanding         271,167        271,167
  Additional paid-in capital              5,154,934      5,154,934
  Retained earnings                       1,610,905      1,463,435
                                        -----------    -----------

    Total shareholders' investment        8,537,408      8,389,938
                                        -----------    -----------

                                        $26,561,572    $29,111,026
                                        ===========    ===========




       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                       Three Months Ended December 31,
                                       -------------------------------
                                            1998             1997
                                       ---------------  --------------

Revenues:
  Commissions                              $25,680,480     $19,369,498
  Portfolio management fees                  4,719,528       3,613,388
  Marketing and education fees               3,693,435       3,191,410
  Facility and service fee from
    affiliate                                  170,628         346,650
  Interest and other                           271,316         265,066
                                           -----------     -----------

    Total revenues                          34,535,387      26,786,012
                                           -----------     -----------

Expenses:
  Commissions                               19,112,178      13,641,029
  Portfolio management fees                  3,288,635       2,340,369
  General and administrative                 8,438,458       6,995,989
  Representative development                 2,673,353       2,419,504
  Representative recruiting                    613,464         470,742
  Interest                                      94,642          38,507
                                           -----------     -----------

    Total expenses                          34,220,730      25,906,140
                                           -----------     -----------

Income before taxes                            314,657         879,872

Income taxes                                   135,303         313,014
                                           -----------     -----------

   Net income                              $   179,354     $   566,858
                                           ===========     ===========

Net income per common share-basic                $0.03           $0.10
                                           ===========     ===========

Net income per common share-diluted              $0.03           $0.10
                                           ===========     ===========

Weighted average number of
  common shares outstanding                  5,423,341       5,423,341
                                           ===========     ===========




       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Three Months Ended December 31,
                                              ---------------------------------
                                                    1998              1997
                                              ----------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $   179,354      $   566,858
  Noncash items included in income:
    Depreciation and amortization                     511,750          250,954
    Loss on disposal of assets                            937           38,072
  Changes in assets and liabilities:
    Commissions and accounts receivable             1,359,684          376,201
    Receivable from affiliate                         (92,317)        (276,067)
    Prepaid and other assets                           56,028          (67,881)
    Payable to officers and directors                       -           63,939
    Amounts due on clearing transactions             (328,023)         (76,699)
    Accounts payable and accrued expenses          (2,780,225)        (136,200)
    Commissions payable                             1,427,147         (196,520)
    Unearned revenues                              (1,232,638)      (1,038,026)
                                                  -----------      -----------
  Net cash used for operating activities             (898,303)        (495,369)
                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                (104,212)         (71,524)
  Proceeds from sale of assets                              -            5,317
  Costs to acquire/develop software                  (564,816)        (564,613)
  Additions to other assets                           (37,294)         (82,512)
                                                  -----------      -----------
  Net cash used for investing activities             (706,322)        (713,332)
                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock dividends                           (31,884)         (31,884)
  Proceeds from deferred compensation plan            379,755          235,482
  Payments on deferred compensation plan              (20,211)               -
  Advances on notes receivable
   -related parties                                         -         (421,653)
  Payments received on notes receivable
   -related parties                                   446,568          646,199
  Payments on capital lease
   obligations                                       (267,543)        (559,250)
                                                  -----------      -----------
  Net cash provided by (used for)
   financing activities                               506,685         (131,106)
                                                  -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS          (1,097,940)      (1,339,807)

CASH AND CASH EQUIVALENTS,
 September 30, 1998 and 1997                        9,204,362        6,384,992
                                                  -----------      -----------
CASH AND CASH EQUIVALENTS,
 December 31, 1998 and 1997                       $ 8,106,422      $ 5,045,185
                                                  ===========      ===========

      The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1)   Basis of Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Company's annual report on Form 10-K/A for the year ended September 30, 1998. In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of December 31, 1998 and September 30, 1998, the results of operations for the three month periods ended December 31, 1998 and 1997 and the cash flows for the three month periods ended December 31, 1998 and 1997. Results of operations for the interim period ended December 31, 1998, are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. For additional information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K/A for the year ended September 30, 1998.

Certain reclassifications have been made to prior years' statements in order for the amounts to be comparable with the current year presentation.



2)   Related-Party Transactions

In December 1998, Barbara Vest, Director of Representative Relations, reduced to zero the outstanding principal balance, together with the accrued interest, of her revolving line of credit from the Company. At December 31, 1998, Ms. Vest had no outstanding principal or accrued interest due on this line.

On December 31, 1998, Herb D. Vest, Chief Executive Officer and principle common shareholder, entered into an agreement to purchase 83,400 shares of the Company's outstanding Non-voting Series A Convertible Preferred Stock in a private transaction. This transaction was completed on January 7, 1999. As a result of this transaction, Herb D. Vest now owns 250,067 shares of the Company's Non-voting Series A Convertible Preferred Stock.

3)   Earnings Per Share

Basic earnings per share (basic EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. The number of shares used to compute basic EPS for the three months ended December 31, 1998 and 1997 was 5,423,341. Diluted earnings per share (diluted
EPS) is computed similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares had been issued. The number of shares used to compute diluted EPS for the three months ended December 31, 1998 and 1997 were 5,711,674 and 5,448,798, respectively.

Options to purchase 53,948 shares of common stock at prices ranging from $7.63 to $8.50 per share were outstanding during the three months ended December 31, 1998. Options to purchase 95,454 shares of common stock at $8.50 per share were outstanding during the three months ended December 31, 1997 and December 31, 1998. These options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of outstanding common shares.

There were 250,067 shares of Non-voting Series A Convertible Preferred Stock outstanding during the three months ended December 31, 1998 that were included in the number of shares used to compute diluted EPS for the period. The 250,067 shares of Non-voting Series A Convertible Preferred Stock were not included in the computation of diluted EPS for the three months ended December 31, 1997 because the conversion had an anti-dilutive effect on EPS.

4)   Commitments and Contingencies

Beginning in September 1997, claims were made and litigation was initiated against the Company or its subsidiary, H.D. Vest Investment Securities, Inc., in regard to the activities of a former Registered Representative. As of September 30, 1998, claimants sought recovery for alleged out-of-pocket losses totaling approximately $990,000. During the three months ended December 31, 1998, additional claims of approximately $350,000 were made against the Company or H.D. Vest Investment Securities, Inc.

As of September 30, 1998, the Company paid approximately $260,000 in settlement of approximately $550,000 of the pending claims, and paid an additional $45,000 in settlement of an estimated $270,000 in unasserted claims. During the three months ended December 31, 1998, the Company paid approximately $592,000 to settle approximately $790,000 in pending claims, and paid approximately $52,000 in settlement of an estimated $140,000 in unasserted claims. These settlements disposed of the pending litigation and pending claims related to the matter described above.

The Company is unable to determine whether additional material claims arising from this Registered Representative's conduct will be asserted against the Company or its subsidiaries. Although the Company believes that a defense to any additional claims exists, and could vigorously defend such claims if necessary, the Company could be adversely impacted if additional claims arise.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Liquidity and Capital Resources

At December 31, 1998, the Company had net working capital of $4,537,494 compared to net working capital of $5,392,094 at September 30, 1998. The $854,600 decrease, for the three months ended December 31, 1998, is primarily a result of
(i) costs incurred for the continued acquisition and development of computer systems for transaction processing (ii) costs incurred for the ongoing implementation of computer systems for accounting and human resources and (iii) expenses related to the Company's national conference held in November 1998.
The costs related to the national conference are directly related to the number of Representatives attending the event and the number of training classes offered by the Company.

During the first three months of fiscal 1999 the Company dedicated much of its capital to the continued development of a new information system infrastructure. Management believes the dedication to information systems will provide the Company more capacity to manage its current growth and support future growth. Approximately $160,000 of the Company's funding for information systems and property and equipment came from operating and capital leases.

In December 1998, Barbara Vest, Director of Representative Relations, reduced to zero the outstanding principal balance, together with the accrued interest, of her revolving line of credit from the Company. At December 31, 1998, Ms. Vest had no outstanding principal or accrued interest due on this line.

Management believes that, in addition to external financial resources (primarily bank leases), the Company's cash flow is sufficient to maintain its current operations as well as its continued growth plan.

Results of Operations


Revenues

The Company's revenues for the three months ended December 31, 1998, were $34,535,387, a 29% increase over the Company's revenues for the three months ended December 31, 1997. Management believes that the increase in revenues is due in part to the continued strength in overall financial markets, in spite of fluctuations in key market indexes during the three months ended December 31, 1998. Management believes the Company's abilitiy to maintain or increase revenues in periods of short-term market fluctuation is due in part to the Company's commitment to train Representatives in diversification and long-term investment activities. The number of Representatives and their experience in the financial planning and sales industry directly impacts revenue.

Due to the declining industry wide trend of commission revenue as a percentage of gross product sales, the Company has continued to devote resources to the development of its fee-based programs. Fee-based programs produce revenue based on quarterly charges to clients for the management of their accounts, whereas, commission-based services produce revenue based primarily on one time front end sales charges for the purchase of products. Some clients may prefer fee-based programs as opposed to more traditional commission-based services. The Company hopes to maximize revenue by making both fee-based and commission-based services available to customers. Portfolio management fees from these programs were $4,719,528 for the three months ended December 31, 1998, a 31% increase over portfolio management fees for the three months ended December 31, 1997.


Net Income

Net income for the three months ended December 31, 1998, was $179,354, a decrease of $387,504 compared to net income of $566,858 for the three months ended December 31, 1997.

Net income for the three months ended December 31, 1998 decreased from the comparable period in the prior year due in part to a 40% increase in commission and portfolio management fee expense. Commission and portfolio management fee expense increased at a faster rate than the related revenue due primarily to Representatives moving into higher payout categories as well as increased production from Representatives in higher payout categories. Management believes that in periods of short-term economic fluctuations, established Representatives have an advantage over less experienced Representatives in selling investment products. As the Company recruits and trains Representatives in lower payout categories, the revenue generated by these Representatives will help to offset increased revenue by Representatives in higher payout categories.

General and administrative expenses increased by 21% to $8,438,458 for the three months ended December 31, 1998, compared to the same period for the prior year. The increase in general and administrative expenses is directly related to the increase in revenue, in that additional staffing is retained to support the revenue growth and projected increases in operating levels. General and administrative expense is also impacted by increased noncapitalizable costs to improve the Company's utilization of technology.

Representative development costs for the three months ended December 31, 1998 were $2,673,353 an 10% increase related to development costs of $2,419,504 for the three months ended December 31, 1997. The increase in Representative development costs is primarily due an increase in expenses related to the Company's national conference. The costs related to the national conference are directly related to the number of Representatives attending the conference and the number of training courses offered by the Company. The increase in Representative development costs is also related to increased participation by Representatives, the Company's focus on the development of educational programs, as well as the expansion of staff necessary to support participation in these programs. As additional Representatives are recruited, the Company expects participation to increase in development programs.

Representative recruiting costs for the three months ended December 31, 1998 were $613,464, a 30% increase compared to recruiting costs of $470,742 for the three months ended December 31, 1997. The increase in recruiting costs is the result of an increase in direct mail and other recruiting methods used to contact prospective Representatives. To the extent that the Company decides in the future to devote significant resources to rapidly expand its Representative base through aggressive recruiting activities, future profitability would likely be negatively impacted.

PART II  OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings
--------------------------

Beginning in September 1997, claims were made and litigation was initiated against the Company or its subsidiary, H.D. Vest Investment Securities, Inc., in regard to the activities of a former Registered Representative. As of September 30, 1998, claimants sought recovery for alleged out-of-pocket losses totaling approximately $990,000. During the three months ended December 31, 1998, additional claims of approximately $350,000 were made against the Company or H.D. Vest Investment Securities, Inc.

As of September 30, 1998, the Company paid approximately $260,000 in settlement of approximately $550,000 of the pending claims, and paid an additional $45,000 in settlement of an estimated $270,000 in unasserted claims. During the three months ended December 31, 1998, the Company paid approximately $592,000 to settle approximately $790,000 in pending claims, and paid approximately $52,000 in settlement of an estimated $140,000 in unasserted claims. These settlements disposed of the pending litigation and pending claims related to the matter described above.

The Company is unable to determine whether additional material claims arising from this Registered Representative's conduct will be asserted against the Company or its subsidiaries. Although the Company believes that a defense to any additional claims exists, and could vigorously defend such claims if necessary, the Company could be adversely impacted if additional claims arise.

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

Item 4.  Submission of Matters to a Vote of Shareholders
--------------------------------------------------------

None.


Item 5.  Other Information
--------------------------

The Company recognizes the need to ensure that its operations will not be adversely impacted by "Year 2000" systems failures. Year 2000 issues arise because some computer software and hardware systems were designed to handle only a two-digit year, not a four-digit year (e.g. 1997 is seen by the computer as "97"). When the year 2000 begins, these computer systems may interpret "00" as the year 1900 and not 2000, and could either stop processing date-related computations or process them incorrectly.

In order to minimize the impact of the Year 2000 on the Company, a Year 2000 plan has been established for the assessment and mitigation of risks associated with material Year 2000 issues. The plan includes a review of material computer systems that the Company currently has in place and remediation of such systems if required. The Company has made inquiries to third-party providers with whom the Company has material business relationships as to their state of readiness for potential Year 2000 issues and the development of contingency plans in the event material Year 2000 issues. Plans are being developed for addressing unexpected failures or unsuccessful remediation efforts of material computer systems and unexpected inability of third parties to provide services due to lack of Year 2000 Readiness.

As of December 31, 1998, the Company has identified material computer systems and completed testing of approximately 60% of such systems. The Company anticipates completing all testing and any required modifications or replacements by September 30, 1999. As of December 31, 1998 the Company has expended approximately $75,000 to address potential Year 2000 issues, exclusive of costs associated with previously scheduled modifications or replacements unrelated to Year 2000 issues. The Company anticipates spending approximately $100,000 for additional testing, modification and replacement related to Year 2000 during the fiscal year ending September 30, 1999.

Based on current and anticipated operating needs, many of the Company's material computer systems are in the process of being replaced with more technologically advanced versions. Each new system being installed has been reviewed for Year 2000 compliance. The computer systems that have been or are in the process of being replaced, include, but are not limited to, the Company's investment processing system, accounting system, human resources and payroll system, work station and network operating systems and systems used to communicate with the Company's Representatives. The remaining computer systems, including but not limited to, phone equipment and general office equipment are currently being reviewed for Year 2000 compliance as part of the overall plan for testing and modification referenced above.

In addition to reviewing its own computer systems, the Company is in the process of communicating with material third-party providers, including, but not limited to, suppliers, product sponsors, financial institutions, facility owners and other companies with which the Company has material business relationships in order to assess their Year 2000 readiness. The communication requests, among other things, disclosure of the companies' plans for minimizing the impact of the Year 2000 on their computer systems and the Company. The Company anticipates receiving from these third-party service providers assurance of their Year 2000 capability. As of September 30, 1998, the Company had not received from any third-party provider, with which a material business relationship exists, notice of a material Year 2000 issue or the inability to address material Year 2000 issues prior to the Year 2000. The Company is generally not in a position to verify whether third-party service providers are or will become Year 2000 ready apart from such assurances or until a Year 2000 issue arises.

Management does not anticipate a material effect on business operations as a result of Year 2000 issues. As a precaution, however, the Company is in the process of developing a contingency plan for business operations in the event material Year 2000 issues arise in either the Company's or third-party computer systems. In the event material issues arise, the Company is prepared to conduct business, particularly the processing of investment transactions, utilizing manual processes, off-site recovery facilities and computer systems and back-up data routinely archived by the Company. The Company anticipates that the cost of conducting business utilizing the Company's contingency plans would be higher than conducting business utilizing current and anticipated operational plans, although the Company is unable to estimate potential cost increases in this regard.

In the event the Company receives notice from a material third-party provider as to a potential Year 2000 issue relating to the Company, or a material Year 2000 issue arises as to a third-party, the Company anticipates minimizing potential business interruptions by shifting critical functions, including, but not limited to, products sold or recommended by the Company's subsidiaries, to third-party providers demonstrating Year 2000 compliance.

To the extent the Company or third-party providers cannot correct material Year 2000 issues, and the Company is unable to efficiently conduct business in accordance with its anticipated contingency plans, operations of the Company could be negatively impacted.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               H. D. VEST, INC.
                                           ------------------------
                                                 (Registrant)



Date: February 12, 1999                By:    s\ Herb D. Vest
                                           ------------------------
                                           Herb D. Vest
                                           Chief Executive Officer,
                                           Chairman of the Board


Date: February 12, 1999                By:  s\ Wesley Ted Sinclair
                                           ------------------------
                                           Wesley Ted Sinclair
                                           Chief Financial Officer,
                                           Vice President (Principal
                                           Financial and Accounting
                                           Officer)