Form 10-Q
period 1999-03-31
VEST H D INC /TX/
filed 1999-05-13
CIK 819521

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

 X             Quarterly Report Pursuant to Section 13 or 15(d)
---
                    of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1999

                                      or

               Transition Report Pursuant to Section 13 or 15(d)
---
                    of the Securities Exchange Act of 1934

                 For the Transition Period from _____ to _____

                          Commission File No. 0-19614


                                H.D. VEST, INC.
            (Exact name of registrant as specified in its charter)

                       Texas                        75-2154244
            --------------------------------      ---------------
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


Number of shares of the registrant's Common Stock outstanding as of March 31, 1999: 5,423,341.

                                H.D. VEST, INC.

                                     INDEX



PART I.   Financial Information (Unaudited)                              Page(s)
          ---------------------                                          -------

          Item 1.   Financial Statements

               Consolidated Statements of Financial
                 Position - March 31, 1999 and
                 September 30, 1998                                          3-4

               Consolidated Statements of Operations -
                 Three Months Ended March 31, 1999 and
                 March 31, 1998                                               5

               Consolidated Statements of Operations -
                 Six Months Ended March 31, 1999 and
                 March 31, 1998                                               6

               Consolidated Statements of Cash Flows -
                 Six Months Ended March 31, 1999 and
                 March 31, 1998                                               7

               Notes to Consolidated Financial Statements                   8-10


          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                             11-13

PART II.  Other Information
          -----------------

          Item 1.   Legal Proceedings                                        14

          Item 4.   Submission of Matters to a Vote
                    of Shareholders                                          15

          Item 5.   Other Information                                      15-17

          Item 6.   Exhibits and Reports on Form 8-K                         17


               Signatures                                                    18

Part I.   Financial Information(Unaudited)
-----------------------------------------

Item 1.   Financial Statements
-----------------------------


                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                    ASSETS

                                  (Unaudited)



                                                March 31,       September 30,
                                                  1999              1998
                                               ----------       ------------

Current assets:
  Cash and cash equivalents                    $ 9,408,433       $ 9,204,362
  Commissions and accounts
    receivable                                   7,833,332         9,201,486
  Notes receivable-
    related parties                                      -            97,159
  Receivable from affiliate                        249,499           138,496
  Prepaid and other assets                         818,884           739,061
                                               -----------       -----------

    Total current assets                        18,310,148        19,380,564
                                               -----------       -----------

Property and equipment, net
  of accumulated depreciation
  of $3,072,660 at March 31,
  1999 and $2,194,457 at
  September 30, 1998                             7,054,206         6,313,281

Notes receivable - related parties,
 net of current portion                                  -           349,409

Intangible and other assets, net
 of accumulated amortization of
 $1,079,955 at March 31,
 1999 and $906,545 at
 September 30, 1998                              3,570,808         3,067,772
                                               -----------       -----------

                                               $28,935,162       $29,111,026
                                               ===========       ===========



       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                  (Unaudited)





                                        March 31,   September 30,
                                          1999          1998
                                       -----------  -------------

Current liabilities:
  Accounts payable and accrued
    expenses                           $ 6,000,155    $ 8,629,878
  Amounts due on clearing
    transactions                           328,130        469,462
  Commissions payable                    7,601,314      4,889,130
                                       -----------    -----------

    Total current liabilities           13,929,599     13,988,470
                                       -----------    -----------

Obligations under capital leases,
  excluding current installments         2,545,691      2,506,506

Other noncurrent liabilities             3,611,122      2,946,702

Unearned revenues                          487,678      1,279,410

Shareholders' investment:
  Preferred stock, $6 par value;
   250,067 shares outstanding            1,500,402      1,500,402
  Common stock, $.05 par value;
   100,000,000 shares authorized;
   5,423,341 issued and outstanding        271,167        271,167
  Additional paid-in capital             5,154,934      5,154,934
  Retained earnings                      1,434,569      1,463,435
                                       -----------    -----------

    Total shareholders' investment       8,361,072      8,389,938
                                       -----------    -----------

                                       $28,935,162    $29,111,026
                                       ===========    ===========



       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)



                                    Three Months Ended March 31,
                                    -----------------------------
                                         1999           1998
                                    --------------  -------------

Revenues:
  Commissions                         $27,401,565     $22,160,476
  Portfolio management fees             5,378,402       3,895,130
  Marketing and education fees          2,165,536       1,109,993
  Facility and service fee from
    affiliate                             108,114          50,700
  Interest and other                      241,354         261,793
                                      -----------     -----------

    Total revenues                     35,294,971      27,478,092
                                      -----------     -----------

Expenses:
  Commissions                          20,283,391      15,874,083
  Portfolio management fees             3,840,807       2,570,910
  General and administrative            8,796,383       6,343,493
  Representative development            2,040,374       1,629,187
  Representative recruiting               475,626         411,631
  Interest                                104,193          73,702
                                      -----------     -----------

    Total expenses                     35,540,774      26,903,006
                                      -----------     -----------

Income (loss) before taxes               (245,803)        575,086

Income taxes (recovery)                  (101,351)        275,226
                                      -----------     -----------

   Net income (loss)                  $  (144,452)    $   299,860
                                      ===========     ===========

Net income (loss) per
  common share-basic and diluted           $(0.03)          $0.05
                                      ===========     ===========

Weighted average number of
  common shares outstanding             5,423,341       5,423,341
                                      ===========     ===========



       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)



                                    Six Months Ended March 31,
                                    -------------------------
                                        1999         1998
                                    -----------  ------------

Revenues:
  Commissions                       $53,082,045   $41,529,974
  Portfolio management fees          10,097,930     7,508,518
  Marketing and education fees        5,858,971     4,301,403
  Facility and service fee from
    affiliate                           278,742       397,350
  Interest and other                    512,670       526,859
                                    -----------   -----------

    Total revenues                   69,830,358    54,264,104
                                    -----------   -----------

Expenses:
  Commissions                        39,395,570    29,515,112
  Portfolio management fees           7,129,442     4,911,279
  General and administrative         17,234,841    13,339,482
  Representative development          4,713,727     4,048,691
  Representative recruiting           1,089,089       882,373
  Interest                              198,835       112,209
                                    -----------   -----------

    Total expenses                   69,761,504    52,809,146
                                    -----------   -----------

Net income before taxes                  68,854     1,454,958

Income taxes                             33,952       588,240
                                    -----------   -----------

   Net income                       $    34,902   $   866,718
                                    ===========   ===========

Net income(loss)per common share
 - basic                            $     (0.01)  $      0.15
                                    ===========   ===========

Net income(loss)per common share
 - diluted                          $     (0.01)  $      0.14
                                    ===========   ===========

Weighted average number of
  common shares outstanding           5,423,341     5,423,341
                                    ===========   ===========


       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                               Six Months Ended March 31,
                                               ---------------------------
                                                   1999          1998
                                               -----------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $    34,902   $   866,718
  Noncash items included in income:
    Depreciation and amortization                1,051,613       597,169
    Loss on disposal of assets                       6,792        63,073
    Deferred rent                                   68,814             -
  Changes in assets and liabilities:
    Commissions and accounts receivable          1,368,154      (469,928)
    Receivable from affiliate                     (111,003)      (66,620)
    Prepaid and other assets                       (79,823)     (197,429)
    Amounts due on clearing transactions          (141,332)      124,163
    Accounts payable and accrued expenses       (2,830,285)      424,638
    Commissions payable                          2,712,184     2,016,516
    Unearned revenues                             (791,732)     (997,894)
                                               -----------   -----------
  Net cash provided by operating activities      1,288,284     2,360,406
                                               -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment             (241,529)     (975,448)
  Proceeds from sale of assets                           -        48,670
  Costs to acquire/develop software             (1,267,063)   (1,361,933)
  Additions to other assets                         (2,200)      (82,512)
                                               -----------   -----------
  Net cash used for investing activities        (1,510,792)   (2,371,223)
                                               -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock dividends                        (63,768)      (63,768)
  Proceeds from deferred compensation plan         676,295       522,844
  Payments on deferred compensation plan           (78,122)            -
  Advances on notes receivable
   -related parties                                      -      (424,205)
  Payments received on notes receivable
   -related parties                                446,568       751,172
  Payments on capital lease
   obligations                                    (554,394)     (321,200)
                                               -----------   -----------
  Net cash provided by financing activities        426,579       464,843
                                               -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS          204,071       454,026

CASH AND CASH EQUIVALENTS,
 September 30, 1998 and 1997                     9,204,362     6,384,992
                                               -----------   -----------

CASH AND CASH EQUIVALENTS,
 March 31, 1999 and 1998                       $ 9,408,433   $ 6,839,018
                                               ===========   ===========


      The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1)   Basis of Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Company's annual report on Form 10-K/A for the year ended September 30, 1998. In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of March 31, 1999, and September 30, 1998, the results of operations for the three and six month periods ended March 31, 1999 and 1998, and the cash flows for the six month periods ended March 31, 1999 and 1998. Results of operations for the interim period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. For additional information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K/A for the year ended September 30, 1998.

Certain reclassifications have been made to prior years' statements in order for the amounts to be comparable with the current year presentation.

2)   Related-Party Transactions

Herb D. Vest, Chairman of the Board of Directors, Chief Executive Officer and President of H.D. Vest, Inc. (the Company), purchased approximately 1.4 million shares of the Company's common stock from Barbara Hancock, the Company's Executive Manager of Representative Relations and a member of the Board of Directors. With the acquisition (completed during April 1999), Mr. Vest owns over 4 million of approximately 5.4 million currently outstanding shares, or approximately 75% of the Company's issued and outstanding common stock.

3)   Earnings Per Share

Basic earnings per share (basic EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. The number of shares used to compute basic EPS for the three and six months ended March 31, 1999 and 1998, was 5,423,341. Diluted earnings per share (diluted EPS) is computed similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares had been issued. The number of shares used to compute diluted EPS for the three and six months ended March 31, 1999 and 1998 was 5,423,341 and 5,555,439, respectively.

Options to purchase 53,948 shares of common stock at prices ranging from $7.63 to $8.50 per share were outstanding during the three and six months ended March 31, 1999. Options to purchase 95,454 shares of common stock at $8.50 per share were outstanding during the three and six months ended March 31, 1998 and March 31, 1999. These options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of outstanding common shares.

There were 250,067 shares of Non-voting Series A Convertible Preferred Stock outstanding during the three and six months ended March 31, 1999, that were not included in the number of shares used to compute diluted EPS for the period because the conversion had an anti-dilutive effect on EPS. The 250,067 shares of Non-voting Series A Convertible Preferred Stock were included in the computation of diluted EPS for the three and the six months ended March 31, 1998.

4)   Commitments and Contingencies

Beginning in September 1997, claims were made and litigation was initiated against the Company or its subsidiary, H.D. Vest Investment Securities, Inc., in regard to the activities of a former Registered Representative. As of September 30, 1998, claimants sought recovery for alleged out-of-pocket losses totaling approximately $990,000. During the six months ended March 31, 1999, additional claims of approximately $350,000 were made against the Company or H.D. Vest Investment Securities, Inc.

As of September 30, 1998, the Company paid approximately $260,000 in settlement of approximately $550,000 of the pending claims, and paid an additional $45,000 in settlement of an estimated $270,000 in unasserted claims. During the six months ended March 31, 1999, the Company paid approximately $592,000 to settle approximately $790,000 in pending claims, and paid approximately $52,000 in settlement of an estimated $140,000 in unasserted claims. On April 14, 1999, the Company paid approximately $45,000 to settle an additional claim of approximately $104,000 related to this matter. These settlements disposed of the pending litigation and pending claims related to the matter described above.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Liquidity and Capital Resources

At March 31, 1999, the Company had net working capital of $4,380,549 compared to net working capital of $5,392,094 at September 30, 1998. The $1,011,545 decrease is primarily a result of costs incurred for the continued acquisition and development of computer systems for transaction processing and costs incurred for the ongoing implementation of other operating and marketing related computer systems. These other operating systems include programs such as the Company's new Representative contact management system and enhancements to the Company's Internet site. In addition to these internally developed systems, the Company incurred costs related to the implementation of new accounting and human resource systems.

During the first six months of fiscal 1999, the Company dedicated much of its capital to the continued development of a new information system infrastructure. Management believes the dedication to information systems will provide the Company more capacity to manage its current growth and support future growth.

In December 1998, Barbara Vest, Executive Manager of Representative Relations, reduced to zero the outstanding principal balance, together with the accrued interest, of her revolving line of credit from the Company. At March 31, 1999, Ms. Vest had no outstanding principal or accrued interest due on this line.

Management believes that, in addition to external financial resources (primarily bank leases), the Company's cash flow is sufficient to maintain its current operations as well as its continued growth plan.

Results of Operations


Revenues

The Company's revenues for the three months ended March 31, 1999, were $35,294,971, a 28% increase over the Company's revenues for the three months ended March 31, 1998. The Company's revenues for the six months ended March 31, 1999, were $69,830,358, a 29% increase over the Company's revenues for the six months ended March 31, 1998. Management believes that the increase in revenues is due in part to the continued strength in overall financial markets. Management believes the Company's ability to maintain or increase revenues in periods of short-term market fluctuation is due in part to the Company's commitment to training Representatives in diversification and long-term investment activities. In addition, Management believes that the number of Representatives and their experience in the financial planning and sales industry directly impacts revenues.

Due to the declining industry-wide trend of commission revenue as a percentage of gross product sales, the Company has continued to devote resources to the development of its fee-based programs. Fee-based programs produce revenue based on quarterly charges to clients for the management of their accounts, whereas commission-based services produce revenue based primarily on one-time front-end sales charges for the purchase of products. Some clients may prefer fee-based programs as opposed to more traditional commission-based services. The Company hopes to maximize revenue by making both fee-based and commission-based services available to customers. For the three months ended March 31, 1999, Portfolio management fees from these programs were $5,378,402, a 38% increase from the three months ended March 31, 1998. Portfolio management fees were $10,097,930 for the six months ended March 31, 1999, a 34% increase over portfolio management fees for the six months ended March 31, 1998.


Net Income

The Company had a net loss of $144,452 for the three months ended March 31, 1999, compared to net income of $299,860 for the three months ended March 31, 1998. Net income for the six months ended March 31, 1999, was $34,902, a decrease of $831,816 compared to net income of $866,718 for the six months ended March 31, 1998.

Net income for the three months ended March 31, 1999, decreased from the prior year due in part to a 28% increase in commission expense and a 49% increase in portfolio management fee expense. Net income for the six months ended March 31, 1999, decreased from the comparable period in the prior year due in part to a 33% increase in commission expense and a 45% increase in portfolio management fee expense. Commission and portfolio management fee expense increased at a faster rate than the related revenue due primarily to Representatives moving into higher payout categories as well as increased production from Representatives in higher payout categories. Management believes that in periods of short-term economic fluctuations, established

Representatives have an advantage over less experienced Representatives in selling investment products. As the Company recruits and trains Representatives in lower payout categories, the revenue generated by these Representatives will help to offset increased revenue by Representatives in higher payout categories.

General and administrative expenses increased 39% to $8,796,383 for the three months ended March 31, 1999 compared to the prior year. For the six months ended March 31, 1999, general and administrative expenses increased by 29% to $17,234,841, compared to the same period for the prior year. The increase in general and administrative expenses is directly related to the increase in revenue, in that additional staffing is retained to support the revenue growth and projected increases in operating levels. General and administrative expense is also impacted by increased noncapitalizable costs to improve the Company's utilization of technology. As the Company implements new computer systems, work must be processed both in the existing systems and the new systems being developed. Management believes that as the new systems enter production and the need to process in two systems is eliminated, those costs should return to normal operating levels.

Representative development costs for the three months ended March 31, 1999 were $2,040,374, a 25% increase compared to the prior year. For the six months ended March 31, 1999, Representative development costs were $4,713,727, a 16% increase over development costs of $4,048,691 for the six months ended March 31, 1998. The increase in Representative development costs is mainly due to increased participation by Representatives and the expansion of staff necessary to support participation in these programs. The increase in participation by Representatives and the related costs is directly related to the increased recruitment of new Representatives. As additional Representatives are recruited, the Company expects participation and the related costs to continue to increase in development programs.

Representative recruiting costs for the three months ended March 31, 1999, were $475,626, a 16% increase compared to the prior year. For the six months ended March 31, 1999, recruiting costs were $1,089,089, a 23% increase compared to recruiting costs of $882,373 for the six months ended March 31, 1998. The increase in recruiting costs is the result of an increase in direct mail and other recruiting methods used to contact prospective Representatives. To the extent that the Company decides in the future to devote significant resources to rapidly expand its Representative base through aggressive recruiting activities, future profitability would likely be negatively impacted.

PART II   OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings
---------------------------

Beginning in September 1997, claims were made and litigation was initiated against the Company or its subsidiary, H.D. Vest Investment Securities, Inc., in regard to the activities of a former Registered Representative. As of September 30, 1998, claimants sought recovery for alleged out-of-pocket losses totaling approximately $990,000. During the six months ended March 31, 1999, additional claims of approximately $350,000 were made against the Company or H.D. Vest Investment Securities, Inc.

As of September 30, 1998, the Company paid approximately $260,000 in settlement of approximately $550,000 of the pending claims, and paid an additional $45,000 in settlement of an estimated $270,000 in unasserted claims. During the six months ended March 31, 1999, the Company paid approximately $592,000 to settle approximately $790,000 in pending claims, and paid approximately $52,000 in settlement of an estimated $140,000 in unasserted claims. On April 14, 1999, the Company paid approximately $45,000 to settle an additional claim of approximately $104,000 related to this matter. These settlements disposed of the pending litigation and pending claims related to the matter described above.

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

Item 4.   Submission of Matters to a Vote of Shareholders
---------------------------------------------------------

None.


Item 5.   Other Information
---------------------------

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

In order to minimize the impact of the Year 2000 on the Company, a Year 2000 plan has been established for the assessment and mitigation of risks associated with material Year 2000 issues. The plan includes a review of material computer systems that the Company currently has in place and remediation of such systems if required. The Company has made inquiries to third-party providers with whom the Company has material business relationships as to their state of readiness for potential Year 2000 issues and the development of contingency plans in the event of material Year 2000 issues. Plans have been developed for addressing unexpected failures or unsuccessful remediation efforts of material computer systems and unexpected inability of third parties to provide services due to lack of Year 2000 readiness.

As of March 31, 1999, the Company has identified material computer systems and completed testing of approximately 90% of such systems. The Company anticipates completing all testing and any required modifications or replacements by September 30, 1999. As of March 31, 1999, the Company has expended approximately $100,000 to address potential Year 2000 issues, exclusive of costs associated with previously scheduled modifications or replacements unrelated to Year 2000 issues. The Company anticipates spending approximately $55,000 for additional testing, modification and replacement related to Year 2000 during the fiscal year ending September 30, 1999.

Based on current and anticipated operating needs, many of the Company's material computer systems are in the process of being replaced with more technologically advanced versions. Each new system being installed has been reviewed for Year 2000 compliance. The computer systems that have been or are in the process of being replaced include, but are not limited to, the Company's mutual fund processing system, accounting system, human resources and payroll system, work station and network operating systems, and systems used to communicate with the Company's Representatives. The remaining computer systems, including but not limited to, phone equipment and general office equipment, have been reviewed for Year 2000 compliance as part of the overall plan for testing and modification referenced above.

In addition to reviewing its own computer systems, the Company has communicated with material third-party providers, including, but not limited to, suppliers, product sponsors, financial institutions, facility owners and other companies with which the Company has material business relationships in order to assess their Year 2000 readiness. The communication requests, among other things, disclosure of the companies' plans for minimizing the impact of the Year 2000 on their computer systems and the Company. The Company anticipates receiving from these third-party service providers assurance of their Year 2000 capability. As of March 31, 1999, the Company had not received from any third-party provider with which a material business relationship exists, notice of a material Year 2000 issue or the inability to address material Year 2000 issues prior to the Year 2000. The Company is generally not in a position to verify whether third-party service providers are or will become Year 2000 ready apart from such assurances or until a Year 2000 issue arises.

Management does not anticipate a material effect on business operations as a result of Year 2000 issues. As a precaution, however, the Company has developed a contingency plan for business operations in the event material Year 2000 issues arise in either the Company's or third-party computer systems. In the event material issues arise, the Company is prepared to conduct business, particularly the processing of investment transactions, utilizing manual processes, off-site recovery facilities and computer systems and back-up data routinely archived by the Company. The Company anticipates that the cost of conducting business utilizing the Company's contingency plans would be higher than conducting business utilizing current and anticipated operational plans, although the Company is unable to estimate potential cost increases in this regard.

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


Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

On April 19, 1999, an Item 5 8-K was filed stating that Herb D. Vest, Chairman of the Board of Directors, Chief Executive Officer and President of H.D. Vest, Inc. (the Company), purchased approximately 1.4 million shares of the Company's common stock from Barbara Hancock, the Company's Executive Manager of Representative Relations and a member of the Board of Directors.

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



                                            H. D. VEST, INC.
                                        ------------------------
                                              (Registrant)




Date: May 12, 1999              By:     s\ Herb D. Vest
                                        ------------------------
                                        Herb D. Vest
                                        Chief Executive Officer,
                                        Chairman of the Board


Date: May 12, 1999                By:   s\ Wesley Ted Sinclair
                                        ------------------------
                                        Wesley Ted Sinclair
                                        Chief Financial Officer,
                                        Vice President (Principal
                                        Financial and Accounting
                                        Officer)