Form 10-Q
period 1999-06-30
VEST H D INC /TX/
filed 1999-08-13
CIK 819521

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

 X            Quarterly Report Pursuant to Section 13 or 15(d)
---                 of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1999

                                      or

___           Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the Transition Period from _____ to _____

                          Commission File No. 0-19614


                                H.D. VEST, INC.
            (Exact name of registrant as specified in its charter)

                Texas                                 75-2154244
    -------------------------------             -----------------------
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

Number of shares of the registrant's Common Stock outstanding as of June 30, 1999: 5,423,341.

                                H.D. VEST, INC.

                                     INDEX



PART I.  Financial Information (Unaudited)                              Page(s)
         ---------------------                                          -------

         Item 1.  Financial Statements

              Consolidated Statements of Financial
                Position - June 30, 1999 and
                September 30, 1998                                        3-4

              Consolidated Statements of Operations -
                Three Months Ended June 30, 1999 and
                June 30, 1998                                              5

              Consolidated Statements of Operations -
                Nine Months Ended June 30, 1999 and
                June 30, 1998                                              6

              Consolidated Statements of Cash Flows -
                Nine Months Ended June 30, 1999 and
                June 30, 1998                                              7

              Notes to Consolidated Financial Statements                  8-9

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        10-13

PART II. Other Information
         -----------------

         Item 1.  Legal Proceedings                                       14

         Item 4.  Submission of Matters to a Vote
                    of Shareholders                                       15

         Item 5.  Other Information                                      15-17

         Item 6.  Exhibits and Reports on Form 8-K                        17


              Signatures                                                  18

Part I.  Financial Information
------------------------------

Item 1.  Financial Statements (Unaudited)
------------------------------------------


                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                    ASSETS

                                  (Unaudited)



                                        June 30,    September 30,
                                          1999          1998
                                       -----------  -------------
Current assets:
  Cash and cash equivalents            $ 8,169,146    $ 9,204,362
  Commissions and accounts
    receivable                           8,535,027      9,201,486
  Notes receivable-
    related parties                              -         97,159
  Receivable from affiliate                223,798        138,496
  Prepaid and other assets               1,018,842        739,061
                                       -----------    -----------

    Total current assets                17,946,813     19,380,564
                                       -----------    -----------

Property and equipment, net
  of accumulated depreciation
  of $3,541,151 at June 30,
  1999 and $2,194,457 at
  September 30, 1998                     6,854,872      6,313,281

Notes receivable - related parties,
  net of current portion                         -        349,409

Intangible and other assets, net
  of accumulated amortization of
  $1,290,178 at June 30,
  1999 and $906,545 at
  September 30, 1998                     3,597,591      3,067,772
                                       -----------    -----------

                                       $28,399,276    $29,111,026
                                       ===========    ===========



             The accompanying notes are an integral part of these
                       consolidated financial statements

                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                  (Unaudited)



                                        June 30,    September 30,
                                          1999          1998
                                       -----------  -------------
Current liabilities:
  Accounts payable and accrued
    expenses                           $ 5,821,242    $ 8,679,663
  Amounts due on clearing
    transactions                           236,567        469,462
  Commissions payable                    6,525,903      4,839,345
                                       -----------    -----------

    Total current liabilities           12,583,712     13,988,470
                                       -----------    -----------

Obligations under capital leases,
  excluding current installments         2,265,508      2,506,506

Other noncurrent liabilities             4,768,255      2,946,702

Unearned revenues                          654,793      1,279,410

Shareholders' investment:
  Preferred stock, $6 par value;
   250,067 shares outstanding            1,500,402      1,500,402
  Common stock, $.05 par value;
   100,000,000 shares authorized;
   5,423,341 issued and outstanding        271,167        271,167
  Additional paid-in capital             5,154,934      5,154,934
  Retained earnings                      1,200,505      1,463,435
                                       -----------    -----------

    Total shareholders' investment       8,127,008      8,389,938
                                       -----------    -----------

                                       $28,399,276    $29,111,026
                                       ===========    ===========




       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)



                                    Three Months Ended June 30,
                                    ----------------------------
                                         1999           1998
                                    --------------  ------------
Revenues:
  Commissions                         $31,500,924    $28,458,369
  Portfolio management fees             5,682,221      4,573,678
  Marketing and education fees          2,317,827      1,831,259
  Facility and service fee from
    affiliate                              25,573        118,081
  Interest and other                      240,551        247,247
                                      -----------    -----------

    Total revenues                     39,767,096     35,228,634
                                      -----------    -----------

Expenses:
  Commissions                          22,988,682     20,255,527
  Portfolio management fees             3,939,091      3,028,732
  General and administrative            8,753,404      6,987,486
  Representative development            2,895,859      2,245,225
  Representative recruiting             1,117,042        698,446
  Interest                                 75,554         78,868
                                      -----------    -----------

    Total expenses                     39,769,632     33,294,284
                                      -----------    -----------

Income (loss) before taxes                 (2,536)     1,934,350

Income taxes                              199,644        791,189
                                      -----------    -----------

    Net income (loss)                 $  (202,180)   $ 1,143,161
                                      ===========    ===========

Net income (loss) per
  common share-basic and diluted           $(0.04)         $0.20
                                      ===========    ===========

Weighted average number of
  common shares outstanding             5,423,341      5,423,341
                                      ===========    ===========




       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                    Nine Months Ended June 30,
                                    --------------------------
                                        1999           1998
                                    ------------   -----------
Revenues:
  Commissions                       $ 84,582,969   $69,988,343
  Portfolio management fees           15,780,151    12,082,196
  Marketing and education fees         8,176,798     6,132,662
  Facility and service fee from
    affiliate                            304,315       515,431
  Interest and other                     753,221       774,106
                                    ------------   -----------

    Total revenues                   109,597,454    89,492,738
                                    ------------   -----------

Expenses:
  Commissions                         62,384,252    49,770,639
  Portfolio management fees           11,068,533     7,940,011
  General and administrative          25,988,245    20,326,968
  Representative development           7,609,586     6,293,916
  Representative recruiting            2,206,131     1,580,819
  Interest                               274,389       191,077
                                    ------------   -----------

    Total expenses                   109,531,136    86,103,430
                                    ------------   -----------

Income before taxes                       66,318     3,389,308

Income taxes                             233,596     1,379,429
                                    ------------   -----------
-
   Net income (loss)                $   (167,278)  $ 2,009,879
                                    ============   ===========

Net income(loss)per common share
 - basic                            $      (0.05)  $      0.35
                                    ============   ===========

Net income(loss)per common share
 - diluted                          $      (0.05)  $      0.34
                                    ============   ===========

Weighted average number of
  common shares outstanding            5,423,341     5,423,341
                                    ============   ===========



       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                              Nine Months Ended June 30,
                                                              --------------------------
                                                                  1999           1998
                                                              ------------   -----------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $  (167,278)   $ 2,009,879
  Noncash items included in income:
    Depreciation and amortization                               1,730,327        968,875
    Deferred tax liability                                        774,927              -
    Loss on disposal of assets                                      6,792        164,996
    Deferred rent                                                 103,221              -
  Changes in assets and liabilities:
    Commissions and accounts receivable                           666,459       (927,712)
    Receivable from affiliate                                     (85,302)       (60,050)
    Prepaid and other assets                                     (279,781)      (412,376)
    Amounts due on clearing transactions                         (232,895)      (151,653)
    Accounts payable and accrued expenses                      (3,073,601)       841,173
    Commissions payable                                         1,686,558      2,027,300
    Unearned revenues                                            (624,617)      (981,577)
                                                              -----------    -----------
  Net cash provided by operating activities                       504,810      3,478,855
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                            (308,725)    (1,318,862)
  Proceeds from sale of assets                                          -         48,670
  Costs to acquire/develop software                            (1,632,920)    (1,905,309)
  Additions to other assets                                        (2,200)      (210,282)
                                                              -----------    -----------
  Net cash used for investing activities                       (1,943,845)    (3,385,783)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contribution                                                  -         41,600
  Preferred stock dividends                                       (95,652)       (95,652)
  Proceeds from deferred compensation plan                      1,092,957      1,092,740
  Payments on deferred compensation plan                         (139,934)             -
  Advances on notes receivable
   -related parties                                                     -       (473,514)
  Payments received on notes receivable
   -related parties                                               446,568      2,757,035
  Payments on capital lease
   obligations                                                   (900,120)      (559,379)
                                                              -----------    -----------
  Net cash provided by financing activities                       403,819      2,762,830
                                                              -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                    (1,035,216)     2,855,902

CASH AND CASH EQUIVALENTS,
 September 30, 1998 and 1997                                    9,204,362      6,384,992
                                                              -----------    -----------

CASH AND CASH EQUIVALENTS,
 June 30, 1999 and 1998                                       $ 8,169,146    $ 9,240,894
                                                              ===========    ===========

             The accompanying notes are an integral part of these
                       consolidated financial statements

                                H.D. VEST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1)  Basis of Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Company's annual report on Form 10-K/A for the year ended September 30, 1998. In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of June 30, 1999, and September 30, 1998, the results of operations for the three and nine month periods ended June 30, 1999 and 1998, and the cash flows for the nine month periods ended June 30, 1999 and 1998. Results of operations for the interim period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. For additional information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K/A for the year ended September 30, 1998.

Certain reclassifications have been made to prior year's statements in order for the amounts to be comparable with the current year presentation.

2)  Related-Party Transactions

Herb D. Vest, Chairman of the Board of Directors, Chief Executive Officer and President of H.D. Vest, Inc. (the Company), purchased approximately 1.4 million shares of the Company's common stock from Barbara Vest Hancock, the Company's Executive Manager of Representative Relations and a member of the Board of Directors. With the acquisition (completed during April 1999), Mr. Vest owns over 4 million of approximately 5.4 million currently outstanding shares, or approximately 75% of the Company's issued and outstanding common stock.

3)  Earnings Per Share

Basic earnings per share (basic EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. The number of shares used to compute basic EPS for the three and nine months ended June 30, 1999 and 1998, was 5,423,341. Diluted earnings per share (diluted EPS) is computed similarly to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares had been issued. The number of shares used to compute diluted EPS for the three and nine months ended June 30, 1999 and 1998 was 5,423,341 and 5,555,439, respectively.

Options to purchase 53,948 shares of common stock at prices ranging from $7.63 to $8.50 per share were outstanding during the three and nine months ended June 30, 1999. Options to purchase 95,454 shares of common stock at $8.50 per share were outstanding during the three and nine months ended June 30, 1998 and June 30, 1999. These options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of outstanding common shares.

There were 250,067 shares of Non-voting Series A Convertible Preferred Stock outstanding during the three and nine months ended June 30, 1999, and 1998 that were not included in the number of shares used to compute diluted EPS for the period because the conversion had an anti-dilutive effect on EPS.

4)  Commitments and Contingencies

Beginning in September 1997, claims were made and litigation was initiated against the Company or its subsidiary, H.D. Vest Investment Securities, Inc., in regard to the activities of a former Registered Representative. As of September 30, 1998, claimants sought recovery for alleged out-of-pocket losses totaling approximately $990,000. During the nine months ended June 30, 1999, additional claims of approximately $350,000 were made against the Company or H.D. Vest Investment Securities, Inc.

As of September 30, 1998, the Company paid approximately $260,000 in settlement of approximately $550,000 of the pending claims, and paid an additional $45,000 in settlement of an estimated $270,000 in unasserted claims. During the nine months ended June 30, 1999, the Company paid approximately $592,000 to settle approximately $790,000 in pending claims, and paid approximately $52,000 in settlement of an estimated $140,000 in unasserted claims. On April 14, 1999, the Company paid approximately $45,000 to settle an additional claim of approximately $104,000 related to this matter. These settlements disposed of the pending litigation and pending claims related to the matter described above.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Liquidity and Capital Resources

At June 30, 1999, the Company had net working capital of $5,363,101 compared to net working capital of $5,392,094 at September 30, 1998. The $28,993 decrease is primarily a result of the net loss incurred for the nine months ended June 30, 1999. The net loss for the period is due in part to lower than expected revenues for the three months ended June 30, 1999, and costs incurred for the continued acquisition and development of computer systems.

The Company's revenues for the three months ended June 30, 1999, increased by 13 % from the same period last year, compared to a 29% increase in revenues for the six months ended March 31, 1999. Management believes that the lower revenue growth for the three months ended June 30, 1999, is the result of an industry-wide reduction in equity mutual fund investments. The Investment Company Institute reported that the Mutual Fund Industry's net new cash flow from equity mutual funds for the three months ended June 30, 1999, declined by 6.3%. Management believes that the Company's focus on fee-based programs and Representative recruitment and development helped to offset the effects of this industry-wide decline.

During the first nine months of fiscal 1999, the Company dedicated much of its capital to the continued development of new information systems for transaction processing and to costs incurred for the ongoing implementation of other computer systems related to its operating and marketing efforts. These other operating systems include the Company's new Representative contact management system and enhancements to the Company's internet site. In addition to these internally developed systems, the Company incurred costs related to the implementation of new accounting and human resource systems. Management believes that this dedication to information systems will provide the Company with more capacity to manage its current growth, support future growth and will lead to an increase in efficiency.

In December 1998, Barbara Vest Hancock, executive manager of Representative Relations, paid in full the outstanding principal balance, together with the accrued interest, of her revolving line of credit from the Company. At June 30, 1999, Ms. Vest had no outstanding principal or accrued interest due on this line.

Management believes that, in addition to external financial resources (primarily leases), the Company's cash flow is sufficient to maintain its current operations as well as its continued growth plan.

Results of Operations


Revenues

The Company's revenues for the three months ended June 30, 1999, were $39,767,096, a 13% increase over the Company's revenues for the three months ended June 30, 1998. The Company's revenues for the nine months ended June 30, 1999, were $109,597,454, a 22% increase over the Company's revenues for the nine months ended June 30, 1998.

The Company's revenues for the three months ended June 30, 1999, increased by 13 % from the same period last year, compared to a 29% increase in revenues for the six months ended March 31, 1999. Management believes that the lower revenue growth for the three months ended June 30, 1999, is the result of an industry-wide reduction in equity mutual fund investments. The Investment Company Institute reported that the Mutual Fund Industry's net new cash flow from equity mutual funds for the three months ended June 30, 1999, declined by 6.3%. Management believes that the Company's focus on fee-based programs and Representative recruitment and development helped to offset the effects of this industry-wide decline.

Due to the declining industry-wide trend of commission revenue as a percentage of gross product sales, the Company has continued to devote resources to the development of its fee-based programs. Fee-based programs produce revenue based on quarterly charges to clients for the management of their accounts, whereas commission-based services produce revenue based primarily on one-time front-end sales charges for the purchase of products. Some clients may prefer fee-based programs as opposed to more traditional commission-based services. The Company hopes to maximize revenue by making both fee-based and commission-based services available to customers. For the three months ended June 30, 1999, portfolio management fees from these programs were $5,682,221, a 24% increase from the three months ended June 30, 1998. Portfolio management fees were $15,780,151 for the nine months ended June 30, 1999, a 31% increase over portfolio management fees for the nine months ended June 30, 1998.


Net Income

The Company had a net loss of $202,181 for the three months ended June 30, 1999, compared to net income of $1,143,161 for the three months ended June 30, 1998. The Company had a net loss of $167,278 for the nine months ended June 30, 1999, a decrease of $2,177,157 compared to net income of $2,009,879 for the nine months ended June 30, 1998.

Net income for the three months ended June 30, 1999, decreased from the prior year due in part to a 13% increase in commission expense and a 30% increase in portfolio management fee expense. Net income for the nine months ended June 30, 1999, decreased from the comparable period in the prior year due in part to a 25% increase in commission expense and a 39% increase in portfolio management fee expense. Commission and portfolio management fee expense increased at a faster rate than the related revenue due primarily to Representatives moving into higher payout categories as well as increased production from Representatives in higher payout categories. Management believes that in periods of short-term economic fluctuations, established Representatives have an advantage over less experienced Representatives in selling investment products. As the Company recruits and trains Representatives in lower payout categories, the revenue generated by these Representatives will help to offset increased revenue by Representatives in higher payout categories.

General and administrative expenses increased 25% to $8,753,404 for the three months ended June 30, 1999, compared to the prior year. For the nine months ended June 30, 1999, general and administrative expenses increased by 28% to $25,988,245 compared to the same period for the prior year. The increase in general and administrative expenses is directly related to the increase in revenue, in that additional staffing is retained to support the revenue growth and projected increases in operating levels. General and administrative expense is also impacted by increased noncapitalizable costs to improve the Company's utilization of technology. As the Company implements new computer systems, work must be processed both in the existing systems and the new systems being developed. Management believes that as the new systems enter production and the need to process in two systems is eliminated, those costs should return to normal operating levels.

Representative development costs for the three months ended June 30, 1999 were $2,895,859, a 29% increase compared to the prior year. For the nine months ended June 30, 1999, Representative development costs were $7,609,586, a 21% increase over development costs of $6,293,916 for the nine months ended June 30, 1998. The increase in Representative development costs is mainly due to increased participation by Representatives and the expansion of staff necessary to support participation in these programs. The increase in participation by Representatives and the related costs is directly attributable to the increased recruitment of new Representatives. As additional Representatives are recruited, the Company expects participation and the related costs in development programs to continue to increase.

Representative recruiting costs for the three months ended June 30, 1999, were $1,117,041, a 60% increase compared to the prior year. For the nine months ended June 30, 1999, recruiting costs were $2,206,131, a 40% increase compared to recruiting costs of $1,580,819 for the nine months ended June 30, 1998. The increase in recruiting costs are the result of an increase in direct mail and other recruiting methods used to contact prospective Representatives. To the extent that the Company decides in the future to devote significant resources to rapidly expand its Representative base through aggressive recruiting activities, future profitability would likely be negatively impacted.

Certain sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements that involve a number of risks and uncertainties. In addition to the factors described above, among other factors that could cause actual results to differ materially include: drastic changes in market conditions; effects of new technology; interest rates; the Year 2000 compliance and readiness of the Company's suppliers and service providers; changes of the availability of prospective representatives; and the risks described from time to time in the Company's SEC reports, including but not limited to the report on Form 10-K for the year ended September 30, 1998.

PART II  OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings
--------------------------

Beginning in September 1997, claims were made and litigation was initiated against the Company or its subsidiary, H.D. Vest Investment Securities, Inc., in regard to the activities of a former Registered Representative. As of September 30, 1998, claimants sought recovery for alleged out-of-pocket losses totaling approximately $990,000. During the nine months ended June 30, 1999, additional claims of approximately $350,000 were made against the Company or H.D. Vest Investment Securities, Inc.

As of September 30, 1998, the Company paid approximately $260,000 in settlement of approximately $550,000 of the pending claims, and paid an additional $45,000 in settlement of an estimated $270,000 in unasserted claims. During the nine months ended June 30, 1999, the Company paid approximately $592,000 to settle approximately $790,000 in pending claims, and paid approximately $52,000 in settlement of an estimated $140,000 in unasserted claims. On April 14, 1999, the Company paid approximately $45,000 to settle an additional claim of approximately $104,000 related to this matter. These settlements disposed of the pending litigation and pending claims related to the matter described above.

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

Item 4.  Submission of Matters to a Vote of Shareholders
--------------------------------------------------------

The annual meeting of shareholders of the Company was held on June 4, 1999 at the Ernest N. Morial Convention Center in New Orleans, Louisiana. Matters voted on and approved by the Company's Shareholders at the meeting included the re-election of Herb D. Vest as Chairman of the Board of Directors, the re-election of Barbara Vest Hancock, Kenneth E. Reynolds, Jack B. Strong, Jerry M. Prater, Phillip W. Mayer and Kenneth R. Petree as Directors of the Company. Additionally brought to a vote at this meeting was the approval of Arthur Andersen LLP as the Company's independent public accountants for the ensuing year. Below is a list of the items brought to a vote at the annual shareholder meeting and the distribution of votes.

Matter Voted                        Voted For         Voted Against          Abstained        Non-vote
-------------------------------  ---------------  ----------------------  ---------------  ---------------
Directors
 Herb D. Vest                       5,207,967               -                  23,960          191,414
 Barbara Vest Hancock               5,137,930               -                  93,997          191,414
 Jack B. Strong                     5,213,167               -                  18,760          191,414
 Kenneth E. Reynolds                5,213,167               -                  18,760          191,414
 Jerry M. Prater                    5,213,167               -                  18,760          191,414
 Phillip W. Mayer                   5,213,167               -                  18,760          191,414
 Kenneth R. Petree                  5,213,167               -                  18,760          191,414
Independent Auditors                5,208,274            21,000                 2,653          191,414


Item 5.  Other Information
--------------------------

The following information is a Year 2000 Readiness Disclosure

The Company recognizes the need to ensure that its operations will not be adversely impacted by "Year 2000" systems failures. Year 2000 issues arise because some computer software and hardware products ("computer systems") were designed to handle only a two-digit year, not a four-digit year (e.g., 1997 is seen by the computer as "97"). When the year 2000 begins, these computer systems may interpret "00" as the year 1900 and not 2000, and could either stop processing date-related computations or process them incorrectly.

In order to minimize the impact of the Year 2000 on the Company, a Year 2000 plan has been established for the evaluation and management of risks associated with material Year 2000 issues. The plan includes a review of material computer systems that the Company currently has in place, modification or replacement of such systems if required, inquiry to third-party providers with whom the Company has material business relationships as to their state of readiness for potential Year 2000 issues, and the development of contingency plans in the event material Year 2000 issues arise in Company or third-party computer systems.

The Company has identified all mission-critical computer systems as of June 30, 1999 and completed its testing of those systems. The Company has made any required modifications to all but one system. The Company anticipates that required modifications to this latter system will be completed by September 30, 1999. During the fiscal year ended September 30, 1998, the Company expended approximately $100,000 to address potential Year 2000 issues, exclusive of costs associated with previously scheduled modifications or replacements unrelated to Year 2000 issues. The Company anticipates spending approximately $150,000 for testing, modification and replacement of its computer systems related to Year 2000 issues during the fiscal year ending September 30, 1999.

Based on current and anticipated operating needs, many of the Company's mission-critical computer systems have recently been replaced with more technologically advanced versions. Each new system has been reviewed for Year 2000 compliance. The computer systems that have been or are in the process of being replaced, include, but are not limited to, the Company's investment processing system, accounting system, human resources and payroll system, work station and network operating systems, and systems used to communicate with the Company's Representatives. The remaining computer systems, including but not limited to phone equipment and general office equipment, have been reviewed for Year 2000 compliance as part of the overall plan for testing and modification discussed above.

In addition to reviewing its own computer systems, the Company has communicated with material third-party providers, including but not limited to suppliers, product sponsors, financial institutions, facility owners and other companies with which the Company has material business relationships in order to assess these companies' state of Year 2000 readiness. The Company has requested, among other things, disclosure of the companies' plans for minimizing the impact of the Year 2000 on their computer systems and the Company. As of June 30, 1999, the Company has not received from any third-party provider with which a material business relationship exists notice of a material Year 2000 issue or inability to address material Year 2000 issues prior to the Year 2000. The Company is generally not in a position to verify whether third-party service providers are or will become Year 2000 ready apart from such assurances or until a Year 2000 issue arises.

Management does not anticipate a material effect on business operations as a result of Year 2000 computer system issues. As a precaution, however, the Company has developed a contingency plan for business operations in the event material Year 2000 issues arise in the Company's or third-party computer systems. In the event material issues arise, the Company is prepared to conduct business, particularly the processing of investment transactions, utilizing manual processes and third-party, off-site, computer systems and back-up data routinely archived by the Company. The Company anticipates that the cost of conducting business utilizing the Company's contingency plans would be higher than conducting business utilizing current and anticipated operational plans, although the Company is unable to estimate potential cost increases in this regard.

In the event the Company receives notice from a material third-party provider as to a potential Year 2000 issue affecting the Company, or a material Year 2000 issue arises as to a third party, the Company anticipates minimizing potential business interruptions by shifting mission-critical functions, including but not limited to products sold or recommended by the Company's subsidiaries, to third-party providers demonstrating Year 2000 compliance.

To the extent the Company or third-party providers cannot correct material Year 2000 issues, and the Company is unable to efficiently conduct business in accordance with its anticipated contingency plans, operations of the Company could be negatively impacted.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

On April 19, 1999, an Item 5 8-K was filed stating that Herb D. Vest, Chairman of the Board of Directors, Chief Executive Officer and President of H.D. Vest, Inc. (the Company), purchased approximately 1.4 million shares of the Company's common stock from Barbara Vest Hancock, the Company's executive manager of Representative Relations, and a member of the Board of Directors.

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



                                                           H. D. VEST, INC.
                                                   -----------------------------
                                                            (Registrant)




Date: August 13, 1999                      By:     s\ Herb D. Vest
                                                   -----------------------------
                                                   Herb D. Vest
                                                   Chief Executive Officer,
                                                   Chairman of the Board


Date: August 13, 1999                      By:     s\ Wesley Ted Sinclair
                                                   -----------------------------
                                                   Wesley Ted Sinclair
                                                   Chief Financial Officer,
                                                   Vice President (Principal
                                                   Financial and Accounting
                                                   Officer)