Form 10-K405
period 1999-09-30
VEST H D INC /TX/
filed 1999-11-24
CIK 819521

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

  X         Annual Report Pursuant to Section 13 or 15(d)
-----        of the Securities Exchange Act of 1934 (Fee Required)
                 For the fiscal year ended September 30, 1999
                                      or
-----       Transition Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934 (No Fee Required)
                      For the transition period from _____ to

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

                            Yes X         No_____
                               ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stocks (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of September 30, 1999, as computed by reference to the closing sale price of the registrant's Common Stock on the NASDAQ National Market Tier of the NASDAQ Market System on such date: $6,328,971.

Number of shares of the registrant's Common Stock outstanding as of September 30, 1999: 5,423,341.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

                                     NONE

                                    PART I

Item 1.  Business
-----------------

(a) General Development of Business
    -------------------------------

H.D. Vest, Inc. (Company), founded by Herb D. Vest, was formed on December 17, 1986, as a Texas corporation. The Company is a financial services company, organized for the purpose of investing in financial service companies and providing management services to such companies as well as other entities. The Company also conducts operations under the corporate assumed name of H.D. Vest Financial Services. When we refer to "Company", "we", "us" or "our" in this document, we mean H.D. Vest, Inc., and all of its subsidiaries on a consolidated basis, unless the context otherwise requires. We own all outstanding shares of the following subsidiaries:

                                H.D. Vest, Inc.
                      d/b/a H.D. Vest Financial Services

                                         Incorporated
            Subsidiaries                   (TEXAS)            Services
            ------------                   -------            --------

H.D. Vest Investment Securities, Inc.        1983     Registered Securities
"HDVIS"                                                 Broker-dealer
                                                      Products:
                                                        Mutual Funds
                                                        Unit Investment Trusts
                                                        Limited Partnerships
                                                        Stocks and Bonds

H.D. Vest Advisory Services, Inc.            1987     Registered Investment
"HDVAS"                                                 Advisor
                                                        Agent Licensing
                                                          Assistance
                                                        Money Management
                                                          Services

H.D. Vest Mortgage Services, Inc.            1989     Inactive Subsidiary
"HDVMS"

H.D. Vest Collateral Management Company      1988     Inactive Subsidiary
"HDVCMC"

H.D. Vest Business Valuation Services, Inc.  1987     Inactive Subsidiary
"HDVBVS"

H.D. Vest Corporate Finance, Inc.            1990     Inactive Subsidiary
"HDVCF"

We were established to meet the growing demand for professional financial services, and to provide such services primarily through tax professionals. We believe that the tax professional is uniquely qualified to give confidential professional financial advice and implement financial plans for their customers due to their knowledge of their clients' financial affairs. We offer the tax professional the means to provide personalized financial services to the consumer while simultaneously providing the tax professional with an additional source of income.

We recruit tax professionals to become affiliated with our subsidiaries HDVIS and HDVAS, and an affiliated insurance entity, in order to maintain and expand a network for providing financial services. Representatives registered with us include CPAs, CFPs, Enrolled Agents (EA), CFAs, tax attorneys, and other tax professionals. Many hold state or national offices in CPA societies, EA organizations and public accounting societies.

Our subsidiary HDVIS is a securities broker-dealer, registered with the Securities and Exchange Commission (SEC) and securities regulatory commissions in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico. HDVIS is a member of the National Association of Securities Dealers (NASD), Securities Investors Protection Corporation (SIPC) and the Securities Industry Association (SIA). HDVIS' Representatives are primarily tax professionals located throughout the United States who provide their clients with a wide range of financial services consisting of such investments as mutual funds, unit investment trusts, limited partnership interests, stocks and bonds. We utilize the HDVIS Representative base to market services provided by our other subsidiaries and an affiliated insurance entity.

Our subsidiary HDVAS is an investment advisor registered with the Securities and Exchange Commission and various state regulatory agencies and is a member of the Investment Company Institute. Our Representatives can register as Investment Advisor Representatives under HDVAS. HDVAS has developed proprietary fee-based services, which give its Representatives the capability of providing fee-based money management services to their clients.

We participate in various professional and industry organizations including but not limited to: Securities Industry Association, Better Business Bureau of Metropolitan Dallas, Greater Dallas Chamber of Commerce, Greater Irving-Las Colinas Chamber of Commerce, U.S.-Mexico Chamber of Commerce, International Association for Financial Planning,

Mortgage Bankers Association of America, Investment Company Institute, National Association of Securities Dealers, Inc., National Investment Company Service and Securties Investor Protection Corporation.

(b) Financial Information About Industry Segments
    ---------------------------------------------

We have historically operated in a single industry segment: securities brokerage and related financial services. The following table sets forth our total revenues by major source:

                    SUMMARY OF COMPANY'S SOURCES OF REVENUE

                                                                            Year ending September 30,
                                                                            -------------------------
                                                               1999                    1998                   1997
                                                               -----                   ----                   ----
Commission Revenue
  Mutual Fund and UITs                                      $ 85,503,458             $75,302,440           $54,222,732
  Insurance Products                                          17,850,301              13,785,487            10,098,858
  Stocks, Bonds and
    Options                                                   11,864,690               6,006,235             4,084,707
  Partnership Interests                                          141,694                 174,060               101,885
  Trading                                                         36,414                 102,282               228,217
Portfolio Management Fees                                     21,900,550              17,049,614            11,070,632
Marketing and Education
  Fees                                                        10,923,662               7,964,579             7,041,025
Facility and Service Fees
  From Affiliate                                                 404,315                 493,604               538,700
All Other                                                      1,597,687               1,035,374             1,082,540
                                                            ------------            ------------           -----------

Total Revenue                                               $150,222,771            $121,913,675           $88,469,296
                                                            ============            ============           ===========

We had assets of $34,470,649 and $29,111,026 as of September 30, 1999 and 1998,
respectively. We had net income of $1,187,011, $1,427,312 and $2,142,063 for the years ended September 30, 1999, 1998, and 1997 respectively.

(c) Narrative Description of Business
    ---------------------------------

                      THE REGISTRANT AND ITS SUBSIDIARIES

We conduct our business under our corporate name and under the assumed name of H.D. Vest Financial Services. Through our business divisions and nationwide network of Representatives, we provide a comprehensive package of financial services and products.

The various services provided by us are as follows and are discussed in more detail on the pages that follow:


               Entity Name:                            Service Performed
               ------------                            -----------------

H.D. Vest, Inc.                                Technology Development and
                                               Information Services, Technical
                                               and Sales Support Services,
                                               Regional Support System,
                                               Educational Services,
                                               Representative Recruiting,
                                               Representative Development,
                                               Insurance Agency Management
                                               Services.

H.D. Vest Investment Securities, Inc.          Investment Services, Trading and
                                               Customer Service, Representative
                                               Licensing, Compliance and
                                               Supervision Services.

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

H.D. Vest Mortgage Services, Inc.              Inactive Subsidiary

H.D. Vest Collateral Management
Company, Inc.                                  Inactive Subsidiary


H.D. Vest Business Valuation
Services, Inc.                                 Inactive Subsidiary

H.D. Vest Corporate Finance, Inc.              Inactive Subsidiary

TECHNOLOGY DEVELOPMENT AND INFORMATION SERVICES

The Information Services Department is responsible for developing programs and maintaining the hardware that supports our operations. To promote continuing technology education and the importance of technology to our company, we emphasize specialized education and training for our information technology staff as well as for managers in other departments. We are a Microsoft Certified Solutions Provider, and approximately two-thirds of our Information Services department hold the Microsoft Certified Professional (MCP) designation. The Information Services department also includes Microsoft Certified Solution Engineers and Microsoft Certified Solution Developers. Many of our technology staff hold multiple Microsoft certifications. In addition to our technology staff, managers in other departments receive extensive training in one or more areas of technology and information management.

During fiscal 1999, we upgraded our computer infrastructure with faster computers and a more stable network for information processing. The Information Services Department also provided support for the implementation of a new transaction processing system.

At the Representative level, the Information Services Department continued to develop our internet/intranet site and other programs to support the Representatives. Other programs developed to assist the Representatives include a CD-ROM Resource Library, which provides reference materials and investment transaction forms, the CD-ROM Financial Check-Up System that assists in identifying clients needs, and the CD-ROM Representative Success Plan which provides training on investment basics.

The Information Services Department also maintains our internet/intranet site designed to facilitate the securities, advisory services and insurance business of our Representatives. The site provides access to account information, stock quotes, market news, and a venue for sharing marketing, business and product ideas with other Representatives.

TECHNICAL AND SALES SUPPORT SERVICES

Our staff of financial professionals provide financial planning and investment information to H.D. Vest Representatives who in turn assist their clients with their financial planning needs. These services to clients include, but are not limited to, investment and insurance planning and product selection, portfolio management, assistance in establishment of employee benefit plans, and estate planning. We provide technical and sales support to the Representatives via the internet/intranet, telephone and other means. In order to provide these services we have assembled staff experts in areas of individual and business financial planning, including Certified Public Accountants, Certified Financial Planners, Chartered Financial Analysts, Chartered Life Underwriters, Certified Investment Management Analysts, Chartered Financial Consultants, Certified Employee Benefits Specialists, Certified Pension Consultants, Enrolled Agents, Certified Management Accountants, American Institute of Certified Public Accountants Personal Financial Specialists, Lawyers and Pension and Executive Compensation Certificate recipients.

REGIONAL SUPPORT SYSTEM

We have developed a local support system designed to provide Representatives assistance in all aspects of financial planning including sales and marketing training, time management, practice management, financial products, and case studies. The program training is facilitated with monthly meetings held across the country between the months of May and December. There were 685 meetings during fiscal 1999. The Regional Support System also provides a network for Representatives to consult with each other and analyze actual client situations. This system operates on the philosophy that the Representatives will learn from other Representatives who have successfully added financial planning services to their practices.

Each Regional Support System group is led by a successful H.D. Vest Representative. This Representative has met specified criteria and attended our training prior to training fellow Representatives. The Regional Support System is divided into Mentor and Chapters determined by varying degrees of Representative production.

EDUCATIONAL SERVICES

We develop educational materials and seminars designed to enhance the technical skills and knowledge of Representatives. The educational materials developed for our Representatives and their clients include, but are not limited to training videos, self study courses, computer based training programs, newsletters and promotional pieces. Our seminars include two national events, each offering Representatives a full week of training, as well as other seminars such as the "Tax Season Crash Course" which provides investment training prior to the tax rush experienced by Representatives preparing tax returns for their clients.

During fiscal 1998 we introduced regional conferences to the seminar offering. These conferences are located in cities across the country and are designed to offer training on our internet/intranet site, computer software and technical investment topics.

REPRESENTATIVE RECRUITING

At September 30, 1999, we have approximately 8,550 affiliates, of which approximately 6,750 are fully licensed Representatives and approximately 1,800 Representatives are in various stages of licensing.

We recruit Representatives for our subsidiaries HDVIS and HDVAS and an affiliated insurance entity. Since our inception, we have developed a recruiting process which we believe results in a larger network for distribution of financial products and services. Based on our experience in this area, we typically use methods that have been the most effective in the past. These methods include direct mail, recruiting seminars, telemarketing, trade shows, referral incentive programs, trade publication advertising and various educational events. We may employ additional methods of recruiting in order to develop and determine the effectiveness of such alternatives.

REPRESENTATIVE DEVELOPMENT

The Representative Development process is the cornerstone of our concept of providing the client with the most qualified professional financial advisor available. We have made, and will continue to make, significant investments in the development of programs to provide Representatives with training designed to keep them apprised of financial opportunities for their clients.

We require our Representatives to obtain specific licenses, complete training programs and follow prescribed procedures in adding financial planning and implementation services to their practices.

The training and marketing programs offered by us to our Representatives include software support such as an asset allocation and tax return-based investment analysis program. The training and marketing programs also offer educational events such as the Regional Support System meetings (described above) and marketing initiatives including self-study kits, newsletters, and various other regional and national meetings sponsored by us.

INSURANCE AGENCY MANAGEMENT SERVICES

We provide management services to an affiliated insurance agency, H.D. Vest Insurance Services(HDVIns). HDVIns represents a diversified spectrum of national insurance companies offering life, health, disability, long-term care and variable and fixed annuity products for both individuals and businesses. Our Representatives are licensed through HDVIns to sell insurance products. Our Representatives are paid a commission on such sales by HDVIns or HDVIS in certain circumstances. We do not receive any portion of the fixed commissions but do receive a facility and service fee for management and other services rendered by us. We do receive all variable commissions through HDVIS. Variable commission revenue was $17,850,301, $13,785,487, and $10,098,858 for the years ended September 30, 1999, 1998 and 1997, respectively. We have charged HDVIns a facility and service fee of $404,315, $493,604 and $538,700 for the years ended September 30, 1999, 1998 and 1997, respectively. As of September 30, 1999, we had a receivable of $275,390 from HDVIns.

INVESTMENT SERVICES

H.D. Vest Investment Securities, Inc., formed in 1983 as a Texas Corporation, is registered as a broker-dealer in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico, and is our investment products and trading subsidiary. HDVIS offers for sale non-proprietary investment products including mutual funds, unit investment trusts, direct investments, stocks and bonds. HDVIS is a member of the National Association of Securities Dealers, the Securities Investors Protection Corporation, and the Securities Industry Association.

TRADING AND CUSTOMER SERVICE

We provide Trading and customer services to our Representatives on an ongoing basis. Our trading room processes trades in mutual funds, direct investments, and unit investment trusts and individual securities. In addition, our discount brokerage service allows investors to buy and sell individual securities at discounted commission rates.

The following table summarizes the number of securities transactions processed by the Company:

                       Fiscal Years Ended September 30,
                       --------------------------------
                        1999         1998         1997
                        ----         ----         ----

                      7,074,259    5,551,515     4,042,941

We clear stock and bond trades and certain mutual fund and direct participation programs, on a fully disclosed basis, through National Financial Services Corporation, 161 Devonshire Street, Mail Stop D6, Boston, Massachusetts 02110. National Financial Services Corporation, as the clearing firm for HDVIS, maintains all stock, bond and option transactions of HDVIS' customers on its own records. However, the majority of transactions involving mutual funds and direct participation programs are handled directly with the product distributors.

REPRESENTATIVE LICENSING

We provide step-by-step assistance to Representatives in obtaining their securities, insurance and Registered Investment Advisor licenses, including educational programs for exams and administrative processing through the National Association of

Securities Dealers, and the state agencies supervising securities and insurance licensing.

COMPLIANCE AND SUPERVISION

The financial services industry is subject to extensive regulation on both the federal and state levels, with which we must comply (see Government Regulation). HDVIS and HDVAS must maintain current registration with the applicable regulatory bodies.

We require that all Representatives follow our Compliance and Supervisory Procedures. Our Compliance Department is responsible for Representatives' compliance with rules of the regulatory bodies that supervise the financial services industry. Due to the strict regulation of the financial services industry by federal and state agencies, it is important that we stay abreast of the activities of our Representatives and internal staff. Our Compliance Department uses activities such as transaction reviews and on-site audits to supervise the investing activities of all Representatives.

PROFESSIONAL INVESTMENT ADVISORY SERVICES

H.D. Vest Advisory Services, Inc. conducts our investment advisory activities. HDVAS, formed in 1987 as a Texas corporation, is registered as an investment advisor with the Securities and Exchange Commission and various state regulatory agencies and is a member of the Investment Company Institute. Our Representatives can register as Investment Advisor Agents under HDVAS, giving them the ability to provide fee-based financial planning services to their clients.

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

The VestFlex Investment Program is designed to provide clients with a minimum $10,000 of investable assets with asset allocation and professional monitoring services. Individual investment objectives and risk tolerances are utilized to select the optimal portfolio in order to meet the client's needs. Each portfolio is invested in a family of mutual funds and diversified into different asset classes. A quarterly report is provided to each client detailing investment performance.

The Vest Advisor Investment Program accommodates clients with a minimum of $25,000 of investable assets. These investments are managed by the client's Representative according to the portfolio goals established by the client. Each client's investment is held in a single brokerage account. A quarterly report is provided to each client detailing investment performance.

                                  TRADEMARKS

We have trademarks, including H.D. Vest Financial Services, that protect us against the unauthorized use of our corporate name and programs. These trade names are our valuable assets and unauthorized use of these trade names are prosecuted as necessary to protect our interests.

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

HDVIS is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to
1. Minimum net capital can never be lower than $250,000 or 6 2/3% of aggregate indebtedness, as defined, whichever is greater. In computing net capital under the Uniform Net Capital Rule, various adjustments are made to net worth to exclude assets which are not readily convertible into cash and to conservatively state other assets, such as a firm's position in the securities that it holds in its own account. To that end, a deduction is made against the market value of such securities to reflect the possibility of a market decline prior to their disposition. For each dollar that net capital is reduced, by means of such deductions or otherwise (for example, through operating losses or capital rules, which are unique to the securities industry), financial restrictions are imposed upon us which are more severe than those imposed on corporations engaged in certain other types of business (see Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources).

HDVIS had net capital, required net capital and excess net capital for the years ended September 30, 1999, 1998 and 1997 as follows:

                             1999               1998               1997
                             -----              ----               ----

Net capital                $3,229,712        $2,134,772         $1,992,987

Required net capital          747,403           407,842            381,470
                           ----------        ----------        -----------

Excess net capital         $2,482,309        $1,726,930         $1,611,517
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

                        DEPENDENCE ON A SINGLE CUSTOMER

No material part of our consolidated commission revenues is originated by a single Representative or client.

                                  COMPETITION

There is intense competition in the brokerage and insurance industry from large, diversified, well-capitalized brokerage firms, financial institutions and other organizations. Retail oriented financial service providers and other financial institutions are investing substantial funds in advertising and direct solicitation of customers to increase their market share, and in many cases we are directly competing with such organizations for the same market share.

                                   EMPLOYEES

At September 30, 1999, we employed 334 full-time employees who provide support services to our Representatives. To the extent that we recruit additional Representatives, the number of employees would be expected to increase during the fiscal year ending September 30, 2000.

                            EMPLOYEES BY DEPARTMENT
                            As of September 30, 1999

          Marketing and Technical Support          130
          Administration and Other                  64
          Operations                               125
          Educational Services                      15
                                                   ---
          Total Employees                          334
                                                   ===

The majority of employees are college graduates and are securities licensed.

Item 2.  Description of Property
--------------------------------

Our corporate headquarters occupy approximately 80,000 square feet of office space in a facility located at 6333 North State Highway 161, Fourth Floor, Irving, Texas 75038. Our lease expires in December 2007. We also occupy approximately 32,000 square feet of space used for warehouse, mail fulfillment and printing located at 3225 Premier Street, Suite 150, Irving, Texas 75063.

Item 3.  Legal Proceedings
--------------------------

Beginning in September 1997, claims were made and litigation was initiated against us, in regard to the activities of a former Registered Representative. As of September 30, 1998, claims of approximately $990,000 were alleged against the company or its subsidiaries in regard to this matter. During fiscal year 1998, we paid approximately $260,000 in settlement of a portion of these claims, and paid an additional $45,000 in settlement of several unasserted claims related to the same matter. During the fiscal year ended September 30,1999, we paid approximately $637,000 to settle pending claims and paid approximately $52,000 to settle unasserted claims arising from this matter.

We are subject to other legal proceedings and claims that have arisen in the ordinary course of business and have not been finally adjudicated. We believe, based on the advice of legal counsel responsible for such matters, that these actions, when finally concluded and determined, will not have a material adverse effect upon the financial position of the company.

Item 4.  Submission of Matters to a Vote of Shareholders
--------------------------------------------------------
NONE

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

As of September 30, 1999 our stock was listed on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol: HDVS. The total trading volume of the Company's stock for fiscal 1999 was 748,310 shares. There can be no assurance that a more active market will develop. The following table sets forth the range of high and low closing bid prices of our Common Stock as reported by the NASDAQ National Market System during the periods indicated. The prices set forth below represent prices between dealers, do not include retail markups, markdowns, or commissions and do not necessarily represent actual transactions.

                                              High           Low
                                              ----           ---
 3 Months Ended              9/30/99         $5.75          $4.75
                             6/30/99          6.63           5.00
                             3/31/99          8.00           6.00
                            12/31/98          8.00           5.63
                            -------------------------------------
                             9/30/98          9.25           6.38
                             6/30/98         11.75           4.75
                             3/31/98         11.00           4.88
                            12/31/97          5.50           4.13
                            -------------------------------------
                             9/30/97          5.50           4.63
                             6/30/97          4.88           3.75
                             3/31/97          5.13           4.13
                            12/31/96          5.25           3.25
                            -------------------------------------

As of September 30, 1999, there were 596 holders of record of our common stock.

The NASDAQ NMS Qualification Standards require any company wishing to remain listed to have net tangible assets of $4,000,000, public float of shares of 750,000 (which are shares not held directly or indirectly by any officer, director or beneficial owner of more than 10% of the total shares outstanding), market value of public float of $5,000,000, $1 minimum bid for outstanding shares, 400 round lot shareholders and two market makers. As of September 30, 1999, there were 513 round lot holders of record of our common stock.

If we were subsequently delisted from the NASDAQ National Market System, such delisting would materially limit the public market for our common stock through loss of news coverage, possible decline in share price and possible difficulty in obtaining subsequent financing. In such event, a stockholder might encounter difficulty in selling his or her common stock.

We have paid no dividends on our common stock since incorporation. We intend to continue to devote our earnings, if any, to the growth and development of the Company. Any dividends in the future will depend upon our financial requirements and other factors.

POTENTIAl FUTURE SALES PURSUANT TO RULE 144

Of the 5,423,341 shares of common stock outstanding as of September 30, 1999, 4,055,154 shares of common stock are "restricted securities," as that term is defined in Rule 144 under the Securities Act of 1933, as amended. Under this rule, a person (or persons whose shares are aggregated) not affiliated with the issuer who has satisfied a one-year holding period may, under certain circumstances, sell within a three-month period a number of shares which does not exceed the greater of 1% of the shares outstanding or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of the Company and who has satisfied a one-year holding period. After a one year holding period, if a person is not an affiliate and has not been an affiliate for the last three months, then the person can sell his shares without any restrictions applicable to Rule 144. Herb D. Vest, the Chairman of the Board and Chief Executive Officer of the Company, owns 3,985,194 shares, which are subject to Rule 144. Future sales under Rule 144 may have a depressive effect on the price of our common stock.

 Item 6.  Selected Financial Data
---------------------------------

The following summary of certain financial information relating to the Company for the five years ended September 30, 1999, has been derived from the audited financial statements of the Company.

Such information should be read in conjunction with the Consolidated Financial Statements and the report thereon of Arthur Andersen LLP, independent public accountants, located elsewhere in this document.

               Summary of Consolidated Statements of Operations
                       Fiscal Years Ended September 30,

----------------------------------------------------------------------------------------------------------------------

                             1999               1998               1997                 1996                1995
                    --------------------------------------------------------------------------------------------------
Total Revenues            $150,222,771      $121,913,675        $88,469,296          $67,509,222         $44,670,051
Net Income
 (Loss)                   $  1,187,011      $  1,427,312        $ 2,142,063          $ 1,188,707         $ 1,329,001
Net Income
 (Loss)Common
 share                    $        .20      $        .24        $       .37          $       .20         $       .22
Cash
 Dividends
 Declared per
 common share             $          -      $          -        $         -          $         -         $         -


                      Summary of Consolidated Statements
                             of Financial Position
                              As of September 30,

------------------------------------------------------------------------------------------------------------------------------

                                   1999                  1998                  1997                  1996              1995
                                ----------------------------------------------------------------------------------------------
Working Capital                  $ 6,579,642          $ 4,112,684           $  5,054,298            $ 2,821,115    $ 1,293,871
Total Assets                     $34,470,649          $29,111,026           $ 19,747,631            $16,950,759    $11,666,371
Notes Payable
 and Obligations
 under Capital
 Leases (net of
 current
 maturities)

                                 $ 1,940,638          $ 2,506,506           $  1,016,257            $   676,844    $   430,739
Total
 Liabilities                     $24,989,353          $20,721,088           $ 12,699,070            $11,949,226    $ 7,726,010
Shareholders'
 Equity                           $9,481,296          $ 8,389,938           $  7,048,561            $ 5,001,533    $ 3,940,361

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

                                    GENERAL

We are a provider of financial services through tax and accounting professionals. Our services are designed to assist in making individual tax and accounting professionals financial service centers for their clients. We believe that the tax professional is uniquely qualified to give confidential professional financial advice and implement financial plans due to the tax professional's knowledge of his or her clients' financial affairs.

During fiscal 2000, we intend to launch a new interactive financial planning Web site providing comprehensive, integrated financial needs analysis and appropriate investment information for consumers. The web site is intended to promote brand awareness, provide lead generation for our Representatives and to facilitate the marketing of financial products and services. It is anticipated that the Web site will include, among other things, a tax planning organizer and program allowing consumers to prepare their tax returns for free, retirement and college funding calculators, debt management recommendations, insurance and risk management information, links to our nationwide network of Representatives, and product purchase and service options. In addition, a financial planning analysis generated from tax return information will be provided to the consumer.

The following discussion and analysis provides information that we believe to be relevant to understanding our consolidated financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and the related notes thereto.

                             RESULTS OF OPERATIONS

REVENUES:

The following tables set forth our revenues for the periods indicated:

                                       For the year ended September 30, 1999
                                       -------------------------------------
                                       Amount         % change      % of total
Commission                          $115,396,557        +21%            77%
Portfolio management Fees             21,900,550        +28%            15%
Marketing and education               10,923,662        +37%             7%
Fees
Other                                  2,002,002        +31%             1%
                                    ------------       ----            ---

Totals                              $150,222,771        +23%           100%
                                    ============       ====            ===


                                       For the year ended September 30, 1998
                                       -------------------------------------
                                       Amount          % change    % of total
Commission                           $95,370,504        +39%            78%
Portfolio management Fees             17,049,614        +54%            14%
Marketing and education                7,964,579        +13%             7%
Fees
Other                                  1,528,978         -6%             1%
                                     -----------        ---            ---

Totals                              $121,913,675        +38%           100%
                                    ============        ===            ===


                                       For the year ended September 30, 1997
                                       -------------------------------------
                                         Amount     % change    % of total
Commission                           $68,736,399         +24%           78%
Portfolio management fees             11,070,632         +71%           13%
Marketing and education                7,041,025         +68%            7%
fees
Other                                  1,621,240         +18%            2%
                                     -----------         ----          ---

Totals                               $88,469,296         +31%          100%
                                     ===========         ====          ===

Our revenues for the years ended September 30, 1999, 1998, and 1997 were $150,222,771, $121,913,675 and $88,469,296, respectively, a 23%, 38%, and 31%
increase from the years ended September 30, 1998, 1997, and 1996, respectively. We believe that the increase in revenues for the fiscal years is due to (i) the continued strength in the overall financial markets, (ii) our commitment to fee-based programs, (iii) the expansion of our Representative force through recruitment, and (iv) our continued development of programs to support and educate Representatives.

     COMMISSION REVENUE

                                                              Year ending September 30,
                                                              -------------------------
                                         1999           %            1998         %             1997        %
                                         -----          --           ----         -             ----        -
Commission Revenue
  Mutual Fund and UITs(1)             $ 85,503,458     +14%       $75,302,440    +39%        $54,222,732    +21%
  Insurance Products (2)                17,850,301     +29%        13,785,487    +37%         10,098,858    +30%
  Stocks, Bonds and  (1)
    Options                             11,864,690     +98%         6,006,235    +47%          4,084,707    +48%
  Partnership Interests                    141,694     -19%           174,060    +71%            101,885    -20%
  Trading                                   36,414     -64%           102,282    -55%            228,217   +664%
                                      ------------    ----        -----------   ----         -----------   ----

  Total                               $115,396,557     +21%       $95,370,504    +39%        $68,736,399    +24%
                                      ============    ====        ===========   ====         ===========   ====

  (1) Revenue increased in the fiscal years 1999, 1998, and 1997 due to the continued strength in the financial markets and to the continued increases in product sales resulting in part from the growth of the number of Representatives. Other contributing factors include the training programs provided by us and stable interest rates.
  (2) Revenue increased due to the increase in the number of Representatives licensed to offer this product and market conditions that made this product a more attractive investment.

        PORTFOLIO MANAGEMENT FEE REVENUE

  Portfolio management fee revenue was $21,900,550, $17,049,614, and $11,070,632 for the years ended September 30, 1999, 1998 and 1997, respectively. This represents a 28%, 54% and 71% increase in 1999, 1998, and 1997, respectively. The increase is primarily due to the assets under management in our fee-based programs. Total assets under management were $1.583 billion, $1.094 billion and $.840 billion at September 30, 1999, 1998 and 1997. This represents a 45%, 30% and 68% increase in 1999, 1998, and 1997, respectively. Fee-based programs produce revenue based on quarterly charges to clients for the management of their accounts. We hope to maximize revenue by making both fee-based and commission-based services available to customers. We believe and expect that market demand has and will cause fee-based services to grow at a greater rate than commission-based services.

         MARKETING AND EDUCATION FEE REVENUE

Marketing and education fee revenue was $10,923,662, $7,964,579 and $7,041,025 for the years ended September 30, 1999, 1998 and 1997, respectively. This represents a 37%, 13% and 68% increase in 1999, 1998 and 1997, respectively. Revenues in 1999, 1998 and 1997 increased due to increases in sales and the expansion of the educational programs and seminars provided by us. Product sponsors assist in the funding of our educational services.

         OTHER REVENUE

Other revenue was $2,002,002, $1,528,978 and $1,621,240 for the years ended September 30, 1999, 1998 and 1997, respectively. This represents a 31% and 18% increase in 1999 and 1997, respectively, and a decline of 6% in 1998. The increase in 1999 is due primarily to revenue generated from billings to Representatives for expenses incurred by us related to compliance audits. The related expenses are recorded in General and Administrative. These compliance audits were recently required by the NASD. The decline in 1998 is due to a decrease in the revenue from our catalog sales products as well as a decrease in facility and service fee revenue due to a reduced attractiveness of fixed insurance products offered by HDVIns. The increase in 1997 is due to increased interest income received by us from increased cash reserves maintained during the year.

EXPENSES

         COMMISSION EXPENSE

Commission expense was $84,822,640, $68,152,972 and $48,384,293 for the years ended September 30, 1999, 1998 and 1997, respectively. This represents a 20%, 29% and 26% increase in 1999, 1998 and 1997, respectively. The matching expense on the Company's deferred compensation Plan is included in commission expense. As the Company increases participation in the Plan, commission expense will increase at a faster rate than the related revenue. The increase in commission expense during 1999 is due to (i) an increase in commission revenue of 21% from the prior year and (ii) an increase in the payout ratio to 73% in 1999 from 71% in 1998. The increase in the payout ratio is due to increased production by Representatives at higher payout levels. We believe that in periods of short-term economic fluctuations, established Representatives have an advantage over less experienced Representatives in selling investment products. As we recruit and train Representatives in lower payout categories, the revenue generated by these Representatives will help to offset increased revenue by Representatives in higher payout categories.

         PORTFOLIO MANAGEMENT FEE EXPENSE

Portfolio management fee expense was $15,364,107, $11,263,669 and $7,375,367 for the years ended September 30, 1999, 1998 and 1997, respectively. This represents a 36%, 53% and 79% increase in 1999, 1998 and 1997, respectively. The increase in Portfolio management fee expense during 1999 is due to (i) an increase in portfolio management revenue of 28% from the prior year and (ii) an increase in the payout ratio to 70% in 1999 from 66% in 1998. Similar to the increase in commission expense above, the increase in the payout ratio is due to increased production by Representatives at higher payout levels.

         OPERATIONS EXPENSE

Operations expense was $10,719,749, $7,179,790 and $5,340,317 for the years ended September 30, 1999, 1998 and 1997, respectively. This represents a 49%, 34% and 43% increase in 1999, 1998 and 1997, respectively. Operations expense includes our mutual fund operations, customer service, licensing and compliance departments. The increase is due in part to (i) increased Compliance expense,
(ii) increased noncapitalizable costs to improve our utilization of technology and (iii) the implementations of a new mutual fund processing computer systems.

         REPRESENTATIVE DEVELOPMENT EXPENSE

Representative development expense was $8,736,114, $7,521,719 and $6,466,956 for the years ended September 30, 1999, 1998 and 1997, respectively. This represents a 16%, 16% and 13% increase in 1999, 1998 and 1997, respectively. The increase in Representative development costs is mainly due to increased participation by Representatives and the expansion of staff necessary to support participation in these programs. The increase in participation by Representatives and the related costs is directly attributable to the increased recruitment of new Representatives.

The Representative development process is the cornerstone of our concept of providing the client with the most qualified professional Representative available. We have made, and will continue to make, significant investments in the development of programs to provide
Representatives with training designed to keep them apprised of financial opportunities for their clients.

We require our Representatives to obtain specific licenses, complete training programs and follow prescribed procedures in adding financial planning and implementation services to their practices. The training and marketing programs offered by us to our Representatives include software support such as an asset allocation and tax return-based investment analysis program, educational events such as Regional Support Systems meetings and marketing initiatives that include self-study kits and newsletters, and various other regional and national meetings sponsored by us as well as the sponsors of products sold by our Representatives.

         GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense was $22,183,630, $21,182,001 and $14,784,092 for the years ended September 30, 1999, 1998 and 1997, respectively. This represents a 5%, 43% and 17% increase in 1999, 1998 and 1997, respectively. The increase in 1999 was driven by additional expenses incurred to support our infrastructure, which was offset by a decrease in legal costs within the year.

General and administrative expenses for the year ended September 30, 1998 were $21,182,001, an increase of 43% from the prior year. Included in the increase of general and administrative expenses were nonrecurring costs of approximately (i) $826,000 for expenses related to claims (ii) $572,000 associated with the relocation of our corporate headquarters. Additionally, the increase in general and administrative expenses was due, in part, to $750,959 in human resource expense related to our increase in staffing and employee training programs and $707,427 in costs related to our mail fulfillment operations.

         REPRESENTATIVE RECRUITING EXPENSE

Representative recruiting expense was $3,083,830, $2,231,364 and $1,677,594 for the years ended September 30, 1999, 1998 and 1997, respectively. This represents a 38%, 33% and 117% increase in 1999, 1998 and 1997, respectively. The increase in Representative recruiting expense during 1999 is due to (i) aggressive recruiting goals for the fiscal year and (ii) use of additional methods of recruiting that have not been utilized in the past.

We recruit Representatives for our subsidiaries HDVIS and HDVAS and other affiliated entities. Since our inception, we have developed a recruiting process which we believe results in a larger network for distribution of financial products and services. Based on our experience in this area, we typically use methods that have proven to be the most effective in the past. These methods include direct mail, recruiting seminars, telemarketing, trade shows, referral incentive programs, trade publication advertising and various education events. We may employ additional methods of recruiting in order to develop and determine the effectiveness of such alternatives.

At September 30, 1999, we have approximately 8,550 affiliates, of which 6,750 are fully licensed Representatives and approximately 1,800 Representatives are in various stages of licensing. Our recruiting efforts for the years ended September 30, 1999, 1998, and 1997 resulted in increases in new affiliates of 2,861, 2,227 and 1,815, respectively.

Our Representatives include Certified Public Accountants (CPA). Currently, 41 jurisdictions allow CPAs to receive commission-based compensation for the sale of products and services. The remaining 10 jurisdictions have regulations or laws which have been interpreted to preclude CPAs from receiving such compensation. CPA Representatives have been challenged by administrative actions of accountancy boards in Louisiana and California, where the receipt of commissions by CPAs was formerly prohibited. The State of California enacted legislation to allow CPAs to receive commissions effective January 1, 1999. The State of Louisiana enacted legislation to allow CPAs to receive commissions effective June 18, 1999. Litigation in Louisiana was settled following enactment of the new law, but continues in California as a result of actions initiated under the previously effective law. We have chosen to vigorously support these Representatives. We have incurred legal costs of approximately $297,275, $286,000 and $351,000 for the years ended September 30, 1999, 1998 and 1997, respectively, in support of these Representatives.

         AMORTIZATION AND DEPRECIATION

Amortization and depreciation expense was $2,449,179, $1,431,617 and $933,015 for the years ended September 30, 1999, 1998 and 1997, respectively. This represents a 71%, 53% and 4% increase in 1999, 1998 and 1997, respectively. The increase is primarily driven by an increase in amortization and depreciation expense caused by an increase in capitalizable software development and the related computer hardware.

NET INCOME

Net income for the year ended September 30, 1999 was $1,187,011 compared to net income of $1,427,312 and $2,142,063 for the years ended September 30, 1998 and 1997, respectively. This represents a 20% and 33% decrease in 1999 and 1998, respectively, and a 80% increase in 1997. As noted above the decrease for fiscal year 1999 is primarily due to an increase in commission expense, an increase in costs to improve our technology and an increase in Representative Recruiting expenses. The decrease in net income for fiscal 1998 was due to increased legal and technology expenses.

                        LIQUIDITY AND CAPITAL RESOURCES

Our net working capital at September 30, 1999 was $6,579,642 compared to net working capital of $4,112,684 at September 30, 1998. The $2,466,958 or 60% increase, for the year ended September 30, 1999, is primarily a result of (i) strong cash flows provided by operations, (ii) proceeds from the Deferred Compensation Plan for its Representatives and (iii) repayment of related party notes receivable. Our primary uses of cash for the year were attributable to (i) acquisition and internal development of computer software, (ii) purchase and capital lease of property and equipment and (iii) Representative recruiting cost.

During 1999 we dedicated much of our capital to the development of a new information system infrastructure. We believe the improved information systems will provide us more capacity to manage our current growth and support future growth. Approximately $1.3 million of our fiscal 1999 funding for information systems and property and equipment came from operating and capital leases.

Historically, our growth has been financed through loans, private placements of preferred and common stock, public offerings of common stock and cash flows from operations. For the period from inception through September 30, 1999, amounts from these sources have been approximately $2.5 million, $2.6 million, $5.1 million and $18.2 million, respectively.

We have a Deferred Compensation Plan (the Plan) for our Representatives. Pursuant to the Plan, Representatives may forego current compensation, and subsequently receive the deferred compensation plus a Company matching contribution, as defined in the Plan. In fiscal 2000, we expect to increase participation and cash flow from the Plan by offering a higher matching contribution and an extra deferral period to Representatives. The matching percentages for the Plan year 2000 are equal to 41%, 85%, 151% or 305% for periods of 36, 60, 84 or 120 months. As of September 30, 1999 and 1998, approximately $3,450,000 and $2,390,000 respectively, had been deferred under the Plan.

Matching contributions on amounts deferred under the Plan are accrued as additional commission expense on a straight-line basis from the period deferred until the Representative is paid the deferral amount and matching contribution. Accordingly, commission expense will increase in the years in which commissions are earned and deferred by participants. Such increases in commission expense will have an adverse effect on our net income. To the extent that Representatives elect to defer receipt of compensation under the Plan, such compensation will ultimately be paid to the participant in the form of cash. As of September 30, 1999 and 1998, we had accrued matching contributions of approximately $700,000 and $360,000, respectively. Accrued matching contributions will be paid out over a maximum of seven years, however with the addition of an extra deferral period this is expected to increase to ten years during fiscal 2000. During 1999, we paid $84,110 to participants representing deferred amounts and $22,324 representing matching contributions.

The implementation of a new back office system in fiscal 1999 has led to an increase in customer funds held which in turn has increased our required net capital. This system will increase both our net capital and required net capital in current and future periods. Such increases could adversely affect available cash.

Historically, we have significantly increased our recruiting and development activities upon obtaining financing through the sale of stock or cash flows. We expense all costs related to these activities. Additionally, in periods of increased recruiting and development activities, we have experienced higher general and administrative costs as overhead increased to support the recruiting and development activities. Consequently, we have recorded substantial expenses subsequent to obtaining financing required to fund further growth. Should we obtain future financing to fund our growth plans, it is likely that we would record substantial expenses in the periods subsequent to obtaining such financing.

We believe that, in addition to external financial resources (primarily bank leases); our cash flow is sufficient to maintain our current operations as well as our continued growth plan. We continually monitor the capital markets for opportunities to obtain financing to meet our growth needs.

                             Year 2000 Assessment

We recognize the need to ensure that our operations will not be adversely impacted by "Year 2000" systems failures. Year 2000 issues arise because some computer software and hardware products ("computer systems") were designed to handle only a two-digit year, not a four-digit year (e.g., 1997 is seen by the computer as "97"). When the year 2000 begins, these computer systems may interpret "00" as the year 1900 and not 2000, and could either stop processing date-related computations or process them incorrectly.

In order to minimize the impact of the Year 2000 on us, a Year 2000 plan has been established for the evaluation and management of risks associated with material Year 2000 issues. The plan includes a review of material computer systems that we currently have in place, modification or replacement of such systems if required, inquiry to third-party providers with whom we have material business relationships as to their state of readiness for potential Year 2000 issues, and the development of contingency plans in the event material Year 2000 issues arise in our or third-party computer systems.


We have identified all mission-critical computer systems as of September 30, 1999 and completed our testing of those systems. During the fiscal year ended September 30, 1998, we expended approximately $150,000 to address potential Year 2000 issues, exclusive of costs associated with previously scheduled modifications or replacements unrelated to Year 2000 issues. We spent approximately $150,000 for testing, modification and replacement of our computer systems related to Year 2000 issues during the fiscal year ending September 30, 1999. We expect that future expenses incurred will continue to be financed from internally generated funds.

Based on current and anticipated operating needs, many of our mission-critical computer systems have recently been replaced with more technologically advanced versions. Each new system has been reviewed for Year 2000 compliance. The computer systems that have been or are in the process of being replaced, include, but are not limited to, our investment processing system, accounting system, human resources and payroll system, work station and network operating systems, and systems used to communicate with our Representatives. The remaining computer systems, including but not limited to phone equipment and general office equipment, have been reviewed for Year 2000 compliance as part of the overall plan for testing and modification discussed above. Telecommunication and office automation systems that facilitate operations of our locations and corporate headquarters, comprise our primary non-IT systems. We have assessed the Year 2000 readiness of 100% of our non-IT systems and have completed compliance testing to bring them into readiness.

In addition to reviewing our own computer systems, we have communicated with material third-party providers, including but not limited to suppliers, product sponsors, financial institutions, utilities, facility owners and other companies with which we have material business relationships in order to assess these companies' state of Year 2000 readiness. We have requested, among other things, disclosure of the companies' plans for minimizing the impact of the Year 2000 on their computer systems and us. As of September 30, 1999, we have not received from any third-party provider with which a material business relationship exists notice of a material Year 2000 issue or inability to address material Year 2000 issues prior to the Year 2000. We are generally not in a position to verify whether third-party service providers are or will become Year 2000 ready apart from such assurances. We have assumed non-responsive third parties will be non-compliant for the purpose of risk assessment. We do not believe there has been or will be a significant disruption of our business due to our Year 2000 remediation efforts.

We do not anticipate a material effect on business operations as a result of Year 2000 computer system issues. As a precaution, however, we have developed a contingency plan for business operations in the event material Year 2000 issues arise in our or third-party computer systems. In the event material issues arise, we are prepared to conduct business, particularly the processing of investment transactions, utilizing manual processes and third-party, off-site, computer systems and back-up data routinely archived by us. We anticipate that the cost of conducting business utilizing our contingency plans would be higher than conducting business utilizing current and anticipated operational plans, although we are unable to estimate potential cost increases in this regard. We believe our worst case scenario related to Year 2000 issues is scattered interruptions of power and other services which would not interfere with our business as a whole. However, network-wide power outages at our locations for extended periods of time could significantly interrupt the provision of service to our customers and have a material adverse effect on our business operations.

In the event we receive notice from a material third-party provider as to a potential Year 2000 issue affecting us, or a material Year 2000 issue arises as to a third party, we anticipate minimizing potential business interruptions by shifting mission-critical functions, including but not limited to products sold or recommended by our subsidiaries, to third-party providers demonstrating Year 2000 compliance.

To the extent that we or third-party providers cannot correct material Year 2000 issues, and we are unable to efficiently conduct business in accordance with its anticipated contingency plans, our operations could be negatively impacted.

The foregoing information is a Year 2000 readiness disclosure.

                          Forward-Looking Statements

The statements contained herein which are not historical fact are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Words such as "believe," "expect," "anticipate," "intend," "aim," "will," and similar language, identify forward looking statements. The following factors, among others, could affect our actual results and cause such results to differ materially from those expressed in forward-looking statements: the ability to access capital and financing on acceptable terms; heightened competition; adverse publicity and news coverage regarding our company, products or services; adverse results in litigation; changes in social and economic conditions; changes in generally accepted accounting policies and practices, and the application of such policies and practices to us; loss or retirement of key executives, employees or technical personnel; our inability to attract and retain experienced executives, employees or technical personnel; natural events and acts of God such as earthquakes, fires and floods; changes in domestic or foreign laws and regulations affecting our ability to conduct business in the manner in which we currently conduct such business; and our ability and the ability of third parties with whom we have material relationships to become year 2000 compliant.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

                             Index
                                                        Page(s)
                                                        -------

Report of Independent Public Accountants                  F-1

Consolidated Statements of Financial
 Position - September 30, 1999 and 1998                F-2 & F-3

Consolidated Statements of Operations -
 Three years ended September 30, 1999                     F-4

Consolidated Statements of Shareholders'
 Investment - Three years ended September 30, 1999        F-5

Consolidated Statements of Cash Flows -
 Three years ended September 30, 1999                     F-6

Notes to Consolidated Financial Statements             F-7 - F-20

                   Report of Independent Public Accountants


To the Shareholders and Directors of H.D. Vest, Inc.:

     We have audited the accompanying consolidated statements of financial position of H.D. Vest, Inc. (a Texas Corporation) as of September 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H.D. Vest, Inc. as of September 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.


                                                             Arthur Andersen LLP

Dallas, Texas,
November 9, 1999

                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                    ASSETS

                                                       September 30,
                                               ----------------------------
                                                   1999            1998
                                               ------------    ------------
Current assets:
  Cash and cash equivalents                    $ 11,918,613    $  9,204,362
  Commissions and accounts
     receivable                                  10,857,090       9,201,486
  Current portion - notes receivable
     related parties                                      -          97,159
  Receivable from affiliate                         275,390         138,496
  Prepaid expenses                                1,025,506         739,061
                                               ------------    ------------
      Total current assets                       24,076,599      19,380,564
                                               ------------    ------------
Property and equipment, net of
  accumulated depreciation
  of $3,997,687 and $2,194,457
  at September 30, 1999 and 1998,
    respectively                                  6,713,270       6,313,281
Notes receivable - related parties,
  net of current portion                                  -         349,409
Intangible and other assets, net of
  accumulated amortization                        3,680,780       3,067,772
                                               ------------    ------------
      Total assets                             $ 34,470,649    $ 29,111,026
                                               ============    ============

       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                                   September 30,
                                           ----------------------------
                                                1999           1998
                                           -------------   ------------
Current liabilities:
  Accounts payable and accrued expenses    $   5,406,058   $  8,679,663
  Amounts due on clearing transactions         2,952,533        469,462
  Unearned revenue                             2,063,112      1,279,410
  Commissions payable                          7,075,254      4,839,345
                                           -------------   ------------


      Total current liabilities               17,496,957     15,267,880
                                           -------------   ------------

Obligations under capital leases,
  excluding current installments               1,940,638      2,506,506

Other noncurrent liabilities                   5,551,758      2,946,702


Shareholders' investment:
Preferred stock, $6 par value;
  10,000,000 shares authorized,
  250,067 shares issued and outstanding
  in both 1999 and 1998                        1,500,402      1,500,402
Common stock, $.05 par value;
  100,000,000 shares authorized,
  5,423,341 outstanding at September 30,
  1999 and 1998                                  271,167        271,167
Additional paid-in capital                     5,154,934      5,154,934
Retained earnings                              2,554,793      1,463,435
                                           -------------   ------------

      Total shareholders' investment           9,481,296      8,389,938
                                           -------------   ------------

      Total liabilities and
        shareholders' investment           $  34,470,649   $ 29,111,026
                                           =============   ============

       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                         Years Ended September 30,
                                  --------------------------------------------
                                      1999            1998             1997
                                  ------------    ------------    ------------
Revenues:
   Commissions                    $115,396,557    $ 95,370,504    $ 68,736,399
   Portfolio management fees        21,900,550      17,049,614      11,070,632
   Marketing and education fees     10,923,662       7,964,579       7,041,025
   Facility and service fee
     from affiliate                    404,315         493,604         538,700
   Other                             1,597,687       1,035,374       1,082,540
                                  ------------    ------------    ------------

    Total revenues                 150,222,771     121,913,675      88,469,296
                                  ------------    ------------    ------------

Expenses:
   Commissions                      84,822,640      68,152,972      48,384,293
   Portfolio management fees        15,364,107      11,263,669       7,375,367
   General and administrative       22,183,630      21,182,001      14,784,092
   Operations                       10,719,749       7,179,790       5,340,317
   Representative development        8,736,114       7,521,719       6,466,956
   Representative recruiting         3,083,830       2,231,364       1,677,594
   Amortization and depreciation     2,449,179       1,431,617         933,015
   Interest                            359,899         294,981         222,271
                                  ------------    ------------    ------------

    Total expenses                 147,719,148     119,258,113      85,183,905
                                  ------------    ------------    ------------

Net income before state
  and federal income tax             2,503,623       2,655,562       3,285,391

Provision for state and federal
  income tax                         1,316,612       1,228,250       1,143,328
                                  ------------    ------------    ------------

Net income                        $  1,187,011    $  1,427,312    $  2,142,063
                                  ============    ============    ============

Net income
  per common share-basic          $       0.20    $       0.24    $       0.37
                                  ============    ============    ============

Net income
  per common share-dilutive       $       0.20    $       0.24    $       0.37
                                  ============    ============    ============

Weighted average number of
 common shares outstanding           5,423,341       5,423,341       5,423,341
                                  ============    ============    ============

       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

            FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997

                                Shares of Stock                                        Additional         Retained
                                  Outstanding            Preferred         Common        Paid-in          Earnings
                                  -----------
                             Preferred     Common          Stock           Stock         Capital         (Deficit)         Total
                             ---------   ----------     -----------      ---------     -----------      -----------     -----------
Balance at
 September 30, 1996            250,067    5,423,341     $ 1,500,402      $ 271,167     $ 5,080,834      $(1,850,870)    $ 5,001,533

Capital Contribution                 -            -               -              -          32,500                -          32,500

Preferred Dividends                  -            -               -              -               -         (127,535)       (127,535)

Net Income                           -            -               -              -               -        2,142,063       2,142,063
                             ---------   ----------     -----------      ---------     -----------      -----------     -----------

Balance at
 September 30, 1997            250,067    5,423,341       1,500,402        271,167       5,113,334          163,658       7,048,561

Capital Contribution                 -            -               -              -          41,600                -          41,600

Preferred Dividends                  -            -               -              -               -         (127,535)       (127,535)

Net Income                           -            -               -              -               -        1,427,312       1,427,312
                             ---------   ----------     -----------      ---------     -----------      -----------     -----------

Balance at
 September 30, 1998            250,067    5,423,341       1,500,402        271,167       5,154,934        1,463,435       8,389,938

Preferred Dividends                  -            -               -              -               -          (95,653)        (95,653)

Net Income                           -            -               -              -               -        1,187,011       1,187,011
                             ---------   ----------     -----------      ---------     -----------      -----------     -----------

Balance at
 September 30, 1999            250,067    5,423,341     $ 1,500,402      $ 271,167     $ 5,154,934      $ 2,554,793     $ 9,481,296
                             =========   ==========     ===========      =========     ===========      ===========     ===========

       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Years Ended September 30,
                                                              -----------------------------------------------------
                                                                  1999                1998                1997
                                                              ------------        ------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                   $  1,187,011        $  1,427,312         $  2,142,063
 Reconciliation of net income to
  net cash provided by operating activities
    Amortization and depreciation                                2,438,339           1,431,617              933,014
    Loss on sale of assets                                          10,840             282,783               21,564
    Non-cash compensation expense                                        -              41,600               32,500
    Deferred rent                                                  137,628             285,083                    -
    Changes in assets and liabilities
      Commissions and accounts receivable                       (1,655,604)         (2,559,286)          (2,132,781)
      Deferred tax liability                                       509,107             679,586              480,370
      Receivable from affiliate                                   (136,894)              3,649              (11,865)
      Prepaid expenses                                            (286,445)           (235,323)            (415,821)
      Accounts payable and accrued expenses                     (2,811,239)          3,011,066           (1,727,263)
      Commissions payable                                        2,235,909             150,222            1,421,812
      Amounts due on clearing transactions                       2,483,071             (70,076)            (190,053)
      Unearned revenue                                             783,702             129,069              219,231
                                                              ------------        ------------        -------------
  Net cash provided by operating
      activities                                                 4,895,425           4,577,302              772,771
                                                              ------------        ------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Costs to acquire/develop software                           (1,882,678)         (2,200,982)                   -
    Additions to other assets                                      (87,108)            (11,580)            (211,645)
    Purchases of property and equipment                           (627,706)         (2,355,885)            (988,061)
    Proceeds from sale of assets                                         -              48,670               57,850
                                                              ------------        ------------        -------------
  Net cash used for
      investing activities                                      (2,597,492)         (4,519,777)          (1,141,856)
                                                              ------------        ------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Preferred stock dividends                                      (95,653)           (127,535)            (127,535)
    Advances from deferred compensation plan                     1,409,025           1,438,317              576,022
    Payments on deferred compensation plan                         (93,322)            (13,112)                   -
    Advances on notes receivable to
      related parties                                                    -            (485,670)            (397,804)
    Collection on notes receivable from
      related parties                                              446,568           2,757,035              347,402
    Payments on notes payable and
      capital lease obligations                                 (1,250,300)           (807,190)            (378,854)
                                                              ------------        ------------        -------------
  Net cash provided by
      financing activities                                         416,318           2,761,845               19,231
                                                              ------------        ------------        -------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                            2,714,251           2,819,370             (349,854)

CASH AND CASH EQUIVALENTS,
 beginning of year                                               9,204,362           6,384,992            6,734,846
                                                              ------------        ------------        -------------

CASH AND CASH EQUIVALENTS,
 end of year                                                  $ 11,918,613        $  9,204,362        $   6,384,992
                                                              ============        ============        =============


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

(c) Commissions and Accounts Receivable - Commissions and accounts receivable is stated net of certain allowances for doubtful accounts. The allowances at September 30, 1999 and 1998 were approximately $1,200,000 and $810,000, respectively.

(d) Property and Equipment - Property and equipment is stated at cost and is depreciated by the straight-line method using estimated useful lives ranging from five to six years. At September 30, 1999 and 1998, property and equipment consisted of:


                                                       September 30,
                                               ---------------------------
                                                   1999            1998
                                               ------------    -----------
     Leasehold improvements                    $    917,340    $   908,448
     Computer equipment                           4,887,903      3,089,547
     Furniture and fixtures                       3,835,498      3,697,377
     Telephone equipment                          1,070,216        812,366
     Less accumulated depreciation               (3,997,687)    (2,194,457)
                                               ------------    -----------
     Total property and equipment, net         $  6,713,270    $ 6,313,281
                                               ============    ===========

(e) Intangible and Other Assets - Costs incurred to develop/acquire these assets are stated at cost and where applicable are amortized by the straight-line method using an estimated useful life of five years. At September 30, 1999 and 1998, intangible and other assets and accumulated amortization are as follows:

                                                    September 30,
                                           -----------------------------
                                               1999              1998
                                           -----------        ----------
     Software Development                  $ 4,535,355        $3,575,554
     Other assets                              687,080           398,764
     Accumulated amortization               (1,541,655)         (906,546)
                                           -----------        ----------
     Total other assets, net               $ 3,680,780        $3,067,772
                                           ===========        ==========

(f) Long-lived Assets - The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its long-lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying amount of the asset from expected future cash flows on an undiscounted basis. If the assessment indicates that the carrying amount of the asset exceeds the undiscounted cash flows an impairment has occurred. The impairment is calculated as the total by which the carrying amount of the asset exceeds its fair value. The fair value of long-lived assets is estimated based on quoted market prices, if available, or the expected total value of cash flows, on a discounted basis. No adjustments have been made to the carrying amounts of the Company's assets due to impairment.

(g) Amounts Due on Clearing Transactions - The Company remits customer investment funds on certain clearing transactions on a settlement date basis rather than on a trade date basis. Under the settlement date basis of remittance, the Company holds customer funds from the trade date until the time at which the trades are cleared by the product sponsor (not to exceed three business days). See Note 7 for additional discussion.

(h) Revenue Recognition - Commission revenue and related commission expense are recognized on a trade date basis. The Company charges its Representatives licensing renewal processing fees, which are unearned until the first quarter of each fiscal year. Marketing and education fees are charged to various product wholesalers, the Company's Registered Representatives, and new licensees for Company-sponsored educational seminars and materials. Portfolio management fees represent fee-based revenues and are recognized based on the value of client investment balances during the period.

(i) Representative Development - Representative development expenses consist of incremental salaries, office expenses, telephone expenses, educational events and promotional expenses directly related to training Registered
Representatives.

(j) Representative Recruiting - Representative recruiting expenses represent the incremental costs incurred by the Company to recruit potential Registered Representatives. Recruiting expenses include certain salaries, office expenses, referral incentive programs, advertising, direct mail and telemarketing costs.

(k) Income Taxes - Deferred income taxes are provided for temporary differences between the tax basis of assets and liabilities and their financial reporting amounts. Deferred taxes are recorded based upon enacted tax rates anticipated to be in effect when the temporary differences are expected to reverse.

(l) Supplemental Cash Flow Information - Cash interest payments for the years ended September 30, 1999, 1998 and 1997 were $293,425, $294,016 and $222,271 respectively. Cash payments for federal income taxes for the years ended September 30, 1999 and 1998 were $282,000 and $1,187,265 respectively. During the fiscal years ended September 30, 1999, 1998 and 1997 the Company acquired assets through capital leases amounting to $788,053, $3,219,053 and $828,949 respectively.

(m) Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.
Actual results could differ from those estimates.

(n) Prior Years' Statements - Certain reclassifications have been made to prior years' statements in order for the amounts to be comparable with the current year presentation.

(o) Segment Reporting - In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), was issued. The statement changes standards for the way public companies identify and report operating segments in interim and annual financial statements. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company has determined that it operates one line of business (Securities

Brokerage and related Financial Services) located in a single geographic area (Texas). Therefore, SFAS 131 has no effect on the Company's financial statements.

(2)   401(k) Retirement Plan

In March 1993, the Company formed a Salary Savings Plan 401(k) retirement plan for eligible employees. Employees are eligible for participation on the enrollment date following completion of six months of service with the Company or, if later, the enrollment date after attaining age 21. Employees may contribute up to 15 percent of their income, up to the annual maximum allowed by law. On January 1, 1999 the Company began to match contributions made by employees based upon full years service; 20 percent match for less than 3 years of service, 40 percent match for 3 to 4 years service, and 60 percent for 5 or more years of service. Previously, the Company matched all employees at a 20 percent rate. The Company modified the plan to reward tenure among employees. Company contributions to the 401(k) retirement plan for the fiscal years ended September 30, 1999, 1998 and 1997 were $278,068, $106,042 and $87,776 respectively.

(3)  Financing Arrangements

In September 1997, the Company entered into a lease line of credit with a bank under which the Company may finance leases up to an arrangement amount of $2,000,000. Each lease will have a maturity of no greater than 5 years and will require level monthly principal and interest payments set in accordance with the bank's lease matrix, as defined. The collateral for each lease will be the equipment it finances. At September 30, 1999 the Company had $346,155 unused on the lease line.

In February 1998, the Company also renewed its line of credit with a bank for $1,000,000. The line of credit bears interest, payable monthly, at prime plus 1/2% (8.75% as of September 30, 1999). Additionally, the Company's two largest shareholders have pledged a portion of their holdings as collateral for the line of credit. At September 30, 1999, no amount had been drawn against the line of credit.

4)  Earnings Per Share

Basic earnings per share (basic EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. The number of shares used to compute basic EPS for the years ended
September 30, 1999 and 1998 was 5,423,341.

Diluted earnings per share (diluted EPS) is computed similarly to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares had been issued. The number of shares used to compute diluted EPS for the years ended September 30, 1999 and 1998 were 5,488,398 and 5,537,762, respectively.

Options to purchase 53,948 shares of common stock at prices ranging from $7.63 to $8.50 per share were outstanding during the fiscal year ended September 30, 1999. Options to purchase 95,454 shares of common stock at $8.50 per share were outstanding during the year ended September 30, 1998. These options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of outstanding common shares.

There were 250,067 shares of convertible preferred stock outstanding during the year ended September 30, 1999 and 1998 not included in the computation of diluted EPS because the conversion had an anti-dilutive effect of EPS.

5)   Commitments and Contingencies

(a) Leases - The Company leases its office space and certain office equipment under lease agreements, which qualify as operating leases. The Company also leases certain office equipment under certain lease agreements, which qualify as capital leases. At September 30, 1999 and 1998 the capitalized basis of the leases included in property and equipment was approximately $5,869,047 and $5,136,889 and accumulated amortization applicable to the leased equipment was approximately $2,382,733 and $1,288,933, respectively. Future minimum lease payments under operating lease commitments with initial or noncancellable terms in excess of one year and under capital lease obligations as of September 30, 1999, are as follows:

                                            Capital          Operating
                                            Leases            Leases
                                         ----------         ----------
Year ended September 30:
        2000                             $1,638,606        $ 2,312,116
        2001                              1,021,440          2,109,728
        2002                                738,359          1,991,444
        2003                                169,563          1,857,361
        2004                                      -          1,795,608
        thereafter                                -          5,835,725
                                         ----------         ----------

Total minimum lease payments              3,567,968        $15,901,982
                                                           ===========
Less amount representing interest           326,108
                                         ----------
Present value of net minimum
     capital lease payments               3,241,860
Less current installments
     included in accounts payable         1,301,222
                                         ----------
Obligations under capital
     leases, excluding current
     installments                        $1,940,638
                                         ==========

Rent expense for the years ended September 30, 1999, 1998 and 1997 was approximately $1,930,768, $2,149,893 and $796,991, respectively.

Subsequent to September 30, 1999, the Company signed a 5 year agreement to lease additional space.

(b) Litigation and Contingencies - Beginning in September 1997, claims were made and litigation was initiated against the Company, in regard to the activities of a former Registered Representative. As of September 30, 1998, claims of approximately $990,000 were alleged against the Company or its subsidiaries in regard to this matter. During fiscal year 1998, the Company paid approximately $260,000 in settlement of a portion of these claims, and paid an additional $45,000 in settlement of several unasserted claims related to the same matter. During the fiscal year ended September 30, 1999, the Company paid approximately $637,000 to settle pending claims and paid approximately $52,000 to settle unasserted claims arising from this matter.

The Company is subject to other legal proceedings and claims that have arisen in the ordinary course of business and have not been finally adjudicated. The Company believes, based on the advise of legal counsel responsible for such matters, that these actions, when finally concluded and determined, will not have a material adverse effect upon the financial position of the Company.

6)   Shareholders' Investment

In September 1991, the Company issued 166,667 shares of non-voting Series A Convertible Preferred Stock at a price of $6.00 in exchange for $1,000,002 in principal amount on a note payable to a financial services company. The Company issued an additional 83,400 shares on non-voting Series A Preferred Stock at a price of $6.00 in exchange for $500,400 in cash to a second financial services company. The Company's preferred stock pays a dividend at an annual rate of 8.5% and is payable quarterly. The preferred stock is callable by the Company and convertible by the preferred stockholder based on terms detailed in the offering agreement. In fiscal 1999 dividends of $95,653 ($0.38 per share) were declared and paid. During each of fiscal 1998 and 1997 dividends of $127,535 ($0.51 per share) were declared and paid.

In August 1997, Herb D. Vest, principal common shareholder, purchased 166,667 shares of the Company's outstanding non-voting Series A Convertible Preferred Stock in a private transaction. On December 31, 1998, Herb D. Vest, principle common shareholder, entered into an agreement to purchase 83,400 shares of the Company's outstanding Non-voting Series A Convertible Preferred Stock in a private transaction. This transaction was completed on January 7, 1999. As a result of this transaction, Herb D. Vest now owns 250,067 shares of the Company's Non-voting Series A Convertible Preferred Stock.

7)   Net Capital Requirements

The Company's main operating subsidiary, H.D. Vest Investment Securities, Inc., is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. Minimum net capital can never be lower than $250,000 or 6 2/3% of aggregate indebtedness, whichever is greater. HDVIS had net capital, required net capital, and excess net capital for the years ended September 30, 1999, 1998 and 1997 as follows:

                                     1999            1998         1997
                                  ----------      ----------   ----------
Net capital                       $3,229,712      $2,134,772   $1,992,987
Required net capital                 747,403         407,842      381,470
                                  ----------      ----------   ----------

Excess net capital                $2,482,309      $1,726,930   $1,611,517
                                  ==========      ==========   ==========

To the extent that technology increases the amount of client funds held, the Company's required net capital will increase incrementally.

8)   Related-Party Transactions

The Company has an agreement with Herb D. Vest (principal common shareholder) for management services to the Company. The agreement with Herb D. Vest provides for a management fee per year including an annual bonus based on the Company's performance related to revenue and net income goals, additions of Company U4's and Fee Based Assets under Management, as established by the Board of Directors. Effective January 1, 1997, the Company increased the annual management fee due to Mr. Vest to $900,000 from $750,000. The 24% increase in the Company's revenues combined with positive earnings after consideration of the bonus, as well as the other factors used to determine the bonus resulted in the payment of $2,315,412 bonus under the plan in fiscal 1999. The Company paid bonuses of $2,340,148 in fiscal 1998 and $1,869,497 in fiscal 1997. Management fees under these agreements were $3,215,412, $3,240,148 and $2,731,997 for the years ended September 30, 1999, 1998 and 1997, respectively.

Herb D. Vest, Chairman of the Board of Directors and Chief Executive Officer of H.D. Vest, Inc. (the Company), purchased approximately 1.4 million shares of the Company's common stock from Barbara Hancock, the Company's Executive Manager of Representative Relations and a member of the Board of Directors. With the acquisition (completed during April 1999), Mr. Vest owns over 4 million of approximately 5.4 million currently outstanding shares, or approximately 75% of the Company's issued and outstanding common stock.

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

The Company also had a consulting agreement with Ms. Barbara Hancock through October 1996. In November 1996, Ms. Hancock was employed by the Company as its Representative Relations Director, thereby terminating her consulting contract. Amounts paid to Mrs. Hancock during the years ended September 30, 1999, 1998, and 1997, under these arrangements were approximately $325,000, $325,000, and $300,000, respectively.

The Company has an agreement to provide Barbara Hancock a revolving line of credit in an amount not to exceed $700,000, collateralized by Mrs. Hancock's unrestricted Company common stock in an amount equal to the unadjusted current balance of the line of credit based on the stock's current ask price. The terms of the agreement require an annual payment to be made on November 30 of each year equal to one-seventh of the then outstanding principal plus accrued interest. The final payment of all outstanding principal and accrued interest shall be due and payable on or before November 30, 2001. Under the agreement, interest accrues on unpaid principal balances at a rate of 11%. In December 1998, Barbara Hancock, reduced to zero the outstanding principal balance, together with the accrued interest, of her revolving line of credit from the Company. At September 30, 1999, Mrs. Hancock had no outstanding principal or accrued interest due on this line.

H.D. Vest Insurance Services (HDVIns) is a sole proprietorship owned by Herb D. Vest. HDVIns appoints Representatives with various insurance companies to enable them to sell insurance products to their clients. The Company, in accordance with the terms of a facilities and services agreement, provides certain management and other services to HDVIns and is paid a fee for these services. The value of these services for fiscal year ended 1999 has been determined based on the prorata portion of certain relevant expenses as a percentage of HDVIns revenues to total consolidated revenues. To the extent the Company renders services to HDVIns for which it is not compensated at fair market value, such action could constitute a conflict of interest since Mr. Vest is both the principal common shareholder and Chairman of the Board of Directors of the Company. The services provided to HDVIns by the Company are summarized as follows: management, accounting, referral data base, client tracking services, solicitation, tracking of renewal policies of insurance, collection of premiums and commissions, processing of insurance transactions, payment of salaries and other expenses, cost of recruiting, training and reporting to agents and other services as deemed appropriate by the Company. The Company receives all variable commissions through HDVIS. Variable commission revenue was $17,850,301, $13,785,487, and $10,098,858 for the years ended September 30, 1999, 1998 and
1997, respectively. In accordance with this agreement the Company has charged HDVIns $404,315, $493,604 and $538,700 for the years ended September 30, 1999, 1998, and 1997 respectively, for management services rendered. As of September 30,

1999, the Company had a receivable of approximately $275,390 from HDVIns.

In March 1997, Herb D. Vest, principal common shareholder, purchased options to acquire 150,000 shares of common stock with an exercise price of $5.00 from two former executive officers in a private transaction. In June 1998, Herb D. Vest, principal common shareholder, purchased options to acquire 64,000 shares of the Company's restricted common stock with exercise prices between $2.38 and $7.63 from two directors of the Company's Board of Directors. Generally accepted accounting principles required that equity transactions of this type involving an entity's principal shareholder be recorded on the entity's financial statements. Accordingly, the Company has recorded a capital contribution, net of tax effect, and expense of a like amount to reflect this transaction.

9)   Income Taxes

Income tax expense consisted of the following components:

                                             September 30,
                         -----------------------------------------------------
                             1999                1998                1997
                         ------------        -------------       -------------
Current:
     Federal             $    718,035        $     419,389       $     407,628
     State                     89,471              129,275             255,330


Deferred:
     Federal                  277,008              643,619             411,458
     State                    232,098               35,967              68,912
                         ------------        -------------       -------------
                         $  1,316,612        $   1,228,250       $   1,143,328
                         ============        =============       =============

The effective income tax rate differs from the statutory federal income tax rate for the following reasons:

                                             September 30,
                         -----------------------------------------------------
                             1999                1998                1997
                           --------            --------            --------
Statutory rate                 34.0%               34.0%               34.0%
State taxes, net of
   Federal                      8.4                 7.5                 9.9
Other                          10.2                 5.1                (9.1)
                         -----------------------------------------------------

Effective rate                 52.6%               46.6%               34.8%
                         =====================================================

The following table presents the components of the net deferred tax liability:

                                               Deferred
                          October 1,            Expense          September 30,
                            1998               (Benefit)             1999
                         ------------        -------------       -------------

Research and development     (779,070)             484,304          (1,263,374)
Depreciation                 (215,485)             (62,152)           (153,333)
Unearned revenue               82,557               82,557                   -
Other                         232,412                4,397             228,015
                         ------------        -------------       -------------
Net deferred tax
   liability             $   (679,586)       $     509,106       $  (1,188,692)
                         ============        =============       =============

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

The Company has a Nonqualified Stock Option Plan (the Nonqualified Plan). The Nonqualified Plan is for all employees, as defined in the Nonqualified Plan, and the Company has reserved 800,000 shares of common stock for this plan. As of September 30, 1999, 375,948 options are outstanding under the Nonqualified Plan.

A summary of the status of the Company's outstanding stock options as of September 30, 1999, 1998, and 1997 and changes during the years then ended are as follows:

                        1999                 1998                    1997
--------------------------------------------------------------------------------
                             Exercise            Exercise              Exercise
                      Shares  price(1)   Shares   price(1)      Shares  price(1)
                      ------ ---------   ------   --------      ------  --------
--------------------------------------------------------------------------------
Outstanding at
  beginning of year  431,454  $ 5.59     423,454  $   5.58      407,454 $   5.61
Granted                    -       -       8,000      6.26       16,000     4.74
Exercised                  -       -           -         -            -        -
Expired and
cancelled             55,506       -           -         -            -        -
Outstanding at
  end of year        375,948    5.25     431,454      5.59      423,454     5.58
Exercisable at
  end of year        326,000    4.76     336,000      4.61      328,000     4.73
Fair value of
  options granted          -       -       $4.93         -        $3.82        -
--------------------------------------------------------------------------------

1) Weighted average per option granted.

The 375,948 options outstanding as of September 30, 1999 have exercise prices between $2.38 and $8.50, with a weighted average exercise price of $5.25 and a weighted average remaining contractual life of 10 years. 326,000 of these options are exercisable with a weighted average exercise price of $4.76. The remaining 49,948 unexercisable options have an exercise price of $8.50.

On October 13, 1999, The Board of Directors resolved to issue to Herb D. Vest from the Nonqualified Stock Option Plan options for the purchase of 220,000 shares of the Company's common stock exercisable at a strike price of $20 per share for a period of three years from the date of issuance.

On November 8, 1999, the Board of Directors approved the issue of stock options to certain employees and officers. The options granted to these employees and officers allow for the purchase, collectively, of up to 348,000 total shares of the Company's common stock at an exercise price of $6.00 per share.

Had compensation costs been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been recorded in the following pro forma amounts:

                                        1999        1998         1997
                                        ----        ----         ----
Net income - as reported            $1,187,011   $1,427,312   $2,142,063
Net income - pro forma               1,187,011    1,387,872    2,127,088
Earnings per share - as reported           .20          .24          .37
Earnings per share - pro forma             .20          .23          .37

Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999 and 1998 for both the Nonqualified Plan and Directors Plan.

                                         1999        1998        1997
                                         ----        ----        ----
Risk free interest rate                  5.86%       5.86%       6.50%
Expected dividend yields                    -           -           -
Expected lives in years                    10          10          10
Expected volatility                     66.77%      66.77%      70.17%

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

Amounts deferred as of September 30, 1999 and 1998 were approximately $3,450,000 and $2,390,000, respectively, and are included in other noncurrent liabilities and accrued expenses. As of September 30, 1999 the Company had paid $84,110 to participants representing deferred amounts and $22,324 representing matching contributions.

Matching contributions of amounts deferred under the Plan must be accrued as additional commission expense on a straight-line basis from the period deferred until the Representative is paid the deferral amount and matching contribution. Accordingly, participation in the Plan by Representatives will have the effect of increasing commission expense in the years in which commissions are earned and deferred by participants. Such increases in commission expense will have an adverse effect on the net income of the Company. To the extent that Representatives elect to defer receipt of compensation under the Plan, such compensation will ultimately be paid to the participant in the form of cash. Matching contributions accrued as of September 30, 1999 and 1998 approximated $700,000 and $360,000, respectively, and are included in other noncurrent liabilities.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosures
---------------------


None.

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The following table provides certain information about each of the Company's and its subsidiaries' current members of the Board of Directors, officers and directors of certain divisions of the Company as of September 30, 1999.

           Name                Age       Position with the Company
           ----                ---       -------------------------

Herb D. Vest                    55       Chairman of the Board of Directors and
                                         Chief Executive Officer

Barbara Hancock                 53       Board of Directors and Representative
                                         Relations Director

Kenneth E. Reynolds             70       Board of Directors

Jack B. Strong                  69       Board of Directors

Jerry M. Prater                 57       Board of Directors

Phillip W. Mayer                57       Board of Directors

Kenneth R. Petree               56       Board of Directors

Roger Ochs                      38       President

Shannon A. Soefje               40       Senior Vice President and Corporate
                                         Secretary

Ted Sinclair                    35       Vice President and Chief Financial
                                         Officer

KEY EMPLOYEES

Herb D. Vest, Chairman of the Board of Directors and Chief Executive Officer. Prior to assuming his present position with the Company and HDVIS in June 1983, Mr. Vest practiced public accounting and financial planning for ten years as the sole proprietor of Herb D. Vest, CPA. Prior to June 1983, Mr. Vest was also registered with a National Association of Securities Dealers firm. Mr. Vest is a Certified Public Accountant, Certified Management Accountant, Certified Financial Planner, Chartered Financial Analyst, Certified Fund Specialist, Certified Microsoft Professional, Master, Fellow Life Management Institute, Chartered Life Underwriter, Registered Health Underwriter, Chartered Financial Consultant, Accredited Personal Financial Specialist and Certified Employee Benefit Specialist. He holds certificates in Pension and Executive Compensation and Estate Planning & Taxation from The American College. Mr. Vest holds a Bachelor of Science Degree in Political Science and three Masters of Science Degrees, in Taxation, Financial Services and Management. He holds a Juris Doctorate from an unaccredited law school and is licensed to practice law in California. He holds an LLM from an accredited law school. Mr. Vest holds a Doctorate in International Business Administration. He is a National Association of Securities Dealers General Securities Principal, Registered Options Principal, Municipal Securities Principal, and Financial and Operations Principal. He is a licensed real estate broker in three states and licensed life, health and accident insurance agent in forty nine states. Mr. Vest is also a licensed Property and Casualty Insurance Agent. Following graduation from college in 1966, Mr. Vest served as an infantry officer in the U.S. Army, including two tours of duty in Vietnam. He has served as a lecturer at local colleges and universities including the University of Texas at Arlington and the Seminar for Financial Analysts held at the University of Windsor, Ontario. He is also a member of the American Institute of Certified Public Accountants, the Texas Society of CPAs, American Bar Association, Association for Investment Management and Research, Dallas Association of Investment Analysts, National Association of Business Economists, World Future Society, Association of International Accountants, the State Bar of California and Mensa. Additionally, Mr. Vest has written on international trade, taxation, portfolio management and the financial services profession for such publications as Global Custodian, Business Mexico, Personal Financial Planning, Accounting Today, CFP Today, Real Estate Securities & Capital Markets, and The Dallas Business Journal. Mr. Vest has been voted among the 100 Most Influential People in Accounting by Accounting Today magazine since 1994 and is the winner of an Ernst and Young Entrepreneur of the Year Award in 1999. Mr. Vest has co-authored two books, "Wealth Workout" and "Wealth - How to get it. How to keep it".

Barbara Hancock, Board of Directors, Representative Relations Director. She has been involved in every phase of developing the Company. Her responsibilities include expanding the Company's Representative force and developing Representative services. Mrs. Hancock was integrally involved in Herb Vest's private CPA practice for ten years in Irving, Texas and was an independent consultant to the Company until October 1996 when she was employed by the Company as Representative Relations Director. She is qualified to speak on many facets of practice development for the tax and financial professional. Image building, goal setting, referral development and employee training are just a few of the topics in Mrs. Hancock's speaking repertoire. Mrs. Hancock is active in many national and local professional organizations and is a dedicated Company Representative for the community and political affairs. She holds a master's degree from Texas Tech University and is a member of Mensa. She holds a real estate license, a Group I Life Insurance license, and is a NASD General Securities Principal. Mrs. Hancock is also a member of the Texas Woman's Alliance and Sales and Marketing Executives associations.

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

Jack B. Strong, Board of Directors. Mr. Strong has been a practicing attorney since 1952. He was elected to the Texas State Senate in 1962, where he served until his retirement in 1971. Since leaving the Senate, he has served on various state committees, boards and commissions, including chairing Lt. Governor Hobby's Blue Ribbon Committee on Ethics Reform, the Regional Medical Program of Texas, and the Texas State Board of Education, and currently serves on the Interstate Oil Compact Commission. Mr. Strong serves as President of Texas-based General Equities, Inc. and Strongworth, Inc. From January 1992 to January 1993, Mr. Strong served as an advisor to the Company's Board. He has been a Director of the Company since fiscal year 1993.

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

Roger Ochs, President. Mr. Ochs was employed by the Company in 1987 and was promoted to President in July of 1999. He had served as Marketing Director since 1995. He was responsible for directing the Company's Recruiting and Development, Field Support, Educational Services, Marketing, Advisory Services and Financial Planning Support departments. Mr. Ochs previously served as Manager of the Technical Services Division, which included Advisory Services, Retirement Services, Estate Planning Services and the Banking Division. He graduated from Angelo State University with a bachelor of business administration, a master of business administration from Trinity University and a juris doctor degree from Southern Methodist University School of Law. He is licensed to practice law in the state of Texas. He is a General Securities Representative, General Securities Principal, Registered Options Principal, Municipal Securities Principal, General Life Insurance Agent, Certified Financial Planner and a Chartered Life Underwriter.

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

W. Ted Sinclair, Vice President/Chief Financial Officer. Mr. Sinclair was employed by the Company in fiscal 1987 and was promoted to Vice President in fiscal 1993. He is responsible for the financial management of the Company and financial, tax and management reporting and budgeting. Mr. Sinclair previously served as Controller and was responsible for coordinating and controlling all financial reporting and tax activities. He graduated from the University of North Texas with a Bachelor of Science degree in Accounting. He is a Certified Public Accountant, Certified Management Accountant, Certified Financial Planner, Certified Cash Manager and a Certified Fund Specialist. He is a General Securities Principal, Registered Options Principal, Municipal Securities Principal and Financial and Operations Principal.

11.  Executive Compensation
---------------------------

The following table sets forth all remuneration earned in salary and bonus in the current year to the Chief Executive Officer, the highest paid members of the Board of Directors, Officers and key Senior Managers each receiving in excess of $100,000.

                          Summary Compensation Table

----------------------------------------------------------------------------------------------------------------------------------
                                                                                   Restricted                           All
            Name & Principal               Fiscal                                    Stock          Stock      Other Compensation
                Position                    Year       Salary         Bonus         Awards        Options(1)
----------------------------------------------------------------------------------------------------------------------------------
Herb D. Vest                                1999       900,000       2,315,412         -             -               53,700
Chairman of the                             1998       900,000       2,340,148         -             -               53,700
Board of Directors and                      1997       862,500       1,869,497         -             -               45,774
Chief Executive Officer (2)

Barbara Hancock                             1999       325,000          20,000         -             -               29,500
Director and Director                       1998       325,000          27,283         -             -               29,500
Of Representative                           1997       284,167             -           -             -               43,793
Relations

Roger Ochs                                  1999       209,615         289,641         -             -                    -
President                                   1998       150,000         194,898         -             -                    -
                                            1997       150,000         155,791         -             -                    -

Shannon Soefje                              1999       140,000          90,111         -             -                    -
Senior Vice President and                   1998       140,000          90,952         -             -                    -
Corporate Secretary                         1997       135,500          65,851         -             -                    -

Ted Sinclair                                1999       160,000         102,984         -             -                    -
Vice President and Chief                    1998       145,000          90,952         -             -                    -
Financial Officer                           1997       140,000          75,753         -             -                    -
------------------------------------------------------------------------------------------------------------------------------------

     1) All officers are covered under a bonus stock plan (see Management - Stock Options and Certain Transactions - Stock Options). No goals have been set to issue common stock options for fiscal years ending September 30, 1999, 1998 or 1997. No awards were earned in 1999, 1998 or 1997.

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

Under the Restricted Stock portion of the Executive Officer's Compensation Plan, a number of shares of restricted stock are determined by the Chief Executive Officer of the Company as allocable to a particular participant. This restricted stock is credited to the participant's account and will be vested and distributable upon the first to occur of the following events: (1) Long term disability, death of the participant or attaining the preselected Deferral Date; or (2) The date of a "change-in-control" of the Company (as that term is defined in the executive officer's deferred compensation plan). No stock was earned under the Executive Officer's Compensation Plan for the fiscal year ended September 30, 1999.

The Board of Directors annually sets goals, which, if attained, will generate a cash bonus for the participant payable unless certain losses are also incurred.

In addition, bonus stock will be credited to participants' accounts in the form of restricted stock on the basis of the Company's attaining three-year cumulative revenue goals. Each year these goals are set by the Board of Directors for the upcoming three years and are based in part on the previous year's goals that consist of a threshold, a target and a maximum cumulative revenue goal. Upon attaining one of these goals, bonus stock credited in the form of restricted stock to the participant's plan vests and will become distributable only upon retirement, long term disability or death of the participant, or the date of a "change-in-control" of the Company (as that term is defined in the Executive Officer's Compensation Plan). No goals have been set to issue common stock options for fiscal years ending September 30, 1999, 1998 or 1997. No awards were earned in 1999, 1998 or 1997.

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

The Committee, at the direction of the Chief Executive Officer, may amend, modify or terminate the Stock Option Plan, provided however, no action of the Committee, without approval of the Chief Executive Officer and the shareholders of the Company may:

(a) Increase the total number of shares of Common Stock subject to the Plan.

(b) Withdraw the administration of the Plan from the Committee; and provided further, that no termination, amendment or modification of the Plan shall in any manner affect and option theretofore granted under the Plan without the consent of the optionee or permitted transferee of or successor to the option.

Anti-dilution provisions in the Stock Option Plan provide for adjustment of the Option exercise price and the number of shares of common stock issuable upon exercise to prevent dilution of their value upon the occurrence of certain events.

Options covering 191,497 shares were granted at an option price of $8.50 per share as of October 1, 1987 to employees; 49,948 of these options remain outstanding as of September 30, 1999.

As of September 30, 1999, options covering 299,948 shares issued from the Stock Option Plan are outstanding. In March 1997, Herb D. Vest, principal common shareholder, purchased 150,000 of such options from two former employees of the company in a private transaction.

In addition to the Stock Option Plan, the Board of Directors has from time to time approved the issuance of options to employees, independent directors, and advisors to the company. In November 1992, the Board of Directors resolved that independent directors elected to the Board be granted options for the purchase of 2,000 shares of the company's common stock each quarter (a total of 8,000 shares for the year elected). The Board resolved to discontinue issuing such options in June 1998. Options covering 64,000 shares of stock were issued to independent directors. During fiscal year 1998, Herb D. Vest purchased these options from the independent directors in private transactions. These 64,000 options remain outstanding as of September 30, 1999.

As a result of the foregoing, options covering 363,948 shares of common stock, with exercise prices ranging from $2.38 to $8.50 per share, have been issued to officer, directors and employees of the company, and remain outstanding at September 30, 1999. The following table provides information with respect to options issued to officers and directors that remain outstanding as of September 30, 1999:


                Aggregated Option Exercises in Last Fiscal Year
                     End and Fiscal Year End Option Values

--------------------------------------------------------------------------------------------------------------------------
                       Shares                      Number of Unexercised             Value of Unexercised, In-
                      Acquired                        Options Held At              The-Money Options at Fiscal
                       Through                        Fiscal Year End                       Year End
                                                      ---------------                       --------
            Name       Options       Value       Exercisable  Unexercisable        Exercisable  Unexercisable
                      Exercised     Realized                                            (1)           (2)
---------------------------------------------------------------------------------------------------------------------------
Herb D. Vest               -             -         359,148        -                  $63,600         -
W. Ted Sinclair            -             -           1,456        -                     -            -

(1) Represents the difference between the closing price of the Company's common stock on September 30, 1999 and the exercise price of the options.

(2) The current fair market value of the stock at September 30, 1999 was below the option exercise price.

                           COMPENSATION OF DIRECTORS

The Company's Board of Directors holds formal and informal meetings throughout the year with management and shareholders to discuss Company affairs.

The Company's Board of Directors has an Audit Committee. The function of the Audit Committee is (i)to oversee the Company's system of internal control and the financial reporting process; (ii)to review the internal audit function;
(iii)to approve the selection of the Company's independent accountants; and
(iv)to review audit reports. The members of the Audit Committee during fiscal 1999 were Jerry Prater, Jack Strong and Phillip Mayer.

The Company's Board of Directors has a Compensation Committee. The Function of the Compensation Committee is to review, discuss and advise management and officers of the Company regarding compensation and other employment benefits afforded officers and employees of the Company. As of September 30, 1999, the Compensation Committee are the members of the Board of Directors: Herb D. Vest, Barbara Hancock, Kenneth R. Petree, Jack Strong, Kenneth Reynolds, Jerry Prater and Phillip Mayer.

Directors are reimbursed for travel and other expenses related to attendance at Board and committee meetings. Total compensation to the Directors for the year ended September 30, 1999 is as follows:

     Name                     Title                                 Compensation
     ----                     -----                                 ------------

     Herb D. Vest             Chairman of the Board of Directors       $53,700
     Barbara Hancock          Director                                  29,500
     Jack Strong              Director and Member-Audit Committee       33,500
     Kenneth Reynolds         Director                                  29,500
     Jerry Prater             Director and Chairman of the Audit
                              Committee                                 35,500
     Phillip Mayer            Director and Member-Audit Committee       33,500
     Kenneth Petree           Director                                  29,500

Mr. Strong and Strongworth, Inc., an entity with which Mr. Strong is affiliated, received approximately $30,000 in professional fees for services performed for the Company in fiscal 1999.

Effective November 1999, Jack Strong submitted and the Company accepted Mr. Strong's resignation as a consultant to the Company pursuant to which the Company's contract with Mr. Strong was terminated. Subsequent to November 1999, Mr. Strong will be an independent member of the Company's Board of Directors.

On November 9, 1999, the Board created a Project Oversight Committee which will be responsible for assisting the Board to oversee special projects of the Company. Jack Strong was appointed a member and chairman of the committee. The Board of Directors approved payment of $6,000 annually to the chairman of the Project Oversight Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
-------   --------------------------------------------------------------

The following information is furnished as of September 30, 1999, to indicate beneficial ownership of more than 5% of the Company's Common Stock, as well as beneficial ownership by each director and certain executives, individually and directors of the Company, as a group, of shares of the Company's Common stock.

                                   # OF SHARES
  OWNER                         BENEFICIALLY OWNED      % OF SHARES
  -----                         ------------------      -----------
Herb D. Vest                        4,693,447 (1)           78%

Roger Ochs                              2,911                *

Kenneth E. Reynolds                       550                *

Jack B. Strong                            100                *

W. Ted Sinclair                         1,481                *

Shannon A. Soefje                       1,352                *

Barbara Hancock                           300                *

Officers and Directors
  as a Group                        4,700,141               78%

*    Less than one percent.
(1) Includes 4,064,114 of Outstanding Common Stock, 314,000 Common Stock Options with an exercise price ranging from $2.38 to $5.06, 45,148 Common Stock Options with an exercise price of $8.50, and 250,067 Exercisable Convertible Series A Preferred Stock with a conversion rate of one preferred share for one share of common stock. Ownership percentage excluding Common Stock Options and the Convertible Series A Preferred Stock is 75%.

Item 13.  Certain Relationships and Related Transactions
-------   ----------------------------------------------

MANAGEMENT AGREEMENTS

The Company has an agreement with Herb D. Vest (principal common shareholder) for management services to the Company. The agreement with Herb D. Vest provides for a management fee per year including an annual bonus based on the Company's performance related to revenue and net income goals, additions of Company affiliates and Fee Based Assets under Management, as established by the Board of Directors. Effective January 1, 1997, the Company increased the annual management fee due to Mr. Vest to $900,000 from $750,000. The 24% increase in the Company's revenues combined with positive earnings after consideration of the bonus, as well as the other factors used to determine the bonus resulted in the payment of $2,315,412 bonus under the executive officer's compensation plan in fiscal 1999. The Company paid a bonus of $2,340,148 and $1,869,497 in fiscal 1998 and 1997, respectively. Management fees, including bonus, under these agreements were $3,215,412, $3,240,148 and $2,731,997 for the years ended September 30, 1999, 1998 and 1997, respectively.

H.D. VEST INSURANCE SERVICES

H.D. Vest Insurance Services is a sole proprietorship owned by Herb D. Vest. HDVIns general insurance agency appoints Representatives with various insurance companies to enable them to sell insurance products to their clients. The Company, in accordance with the terms of a facilities and services agreement, provides certain management and other services to HDVIns and is paid a fee for these services. The value of these services for fiscal year ended 1999 has been determined based on the prorata portion of certain relevant expenses as a percentage of HDVIns revenues to total consolidated revenues. To the extent the Company renders services to HDVIns for which it is not compensated at fair market value, such action could constitute a conflict of interest since Mr. Vest is both the principal common shareholder and Chairman of the Board of Directors of the Company. The services provided to HDVIns by the Company are summarized as follows: management, accounting, referral data base, client tracking services, solicitation, tracking of renewal policies of insurance, collection of premiums and commissions, processing of insurance transactions, payment of salaries and other expenses, cost of recruiting, training and reporting to agents and other services as deemed appropriate by the Company. The Company receives all variable commissions through HDVIS. Variable commission revenue was $17,850,301,

$13,785,487, and $10,098,858 for the years ended September 30, 1999, 1998 and
1997, respectively. In accordance with this agreement the Company has charged HDVIns $404,315, $493,604 and $538,700 for the years ended September 30, 1999, 1998, and 1997 respectively, for facilities and management services rendered.

LINES OF CREDIT

The Company has an agreement to provide Herb D. Vest a revolving line of credit in an amount not to exceed $2,000,000, collateralized by Mr. Vest's unrestricted Company common stock in an amount equal to the unadjusted current balance of the line of credit based on the stock's current ask price. The terms of the agreement require an annual payment to be made on November 30 of each year equal to one-seventh of the then outstanding principal plus accrued interest. The final payment of all outstanding principal and accrued interest shall be due and payable on or before November 30, 2001. Under the agreement interest accrues on unpaid principal balances at a rate of 11%. In June 1998, Mr. Vest repaid in full the outstanding principal balance, together with the accrued interest, of his revolving line of credit from the Company. At September 30, 1999, Mr. Vest had no outstanding principal or accrued interest outstanding on this line.

The Company has an agreement to provide Barbara Hancock a revolving line of credit in an amount not to exceed $700,000, collateralized by Ms. Hancock's unrestricted Company common stock in an amount equal to the unadjusted current balance of the line of credit based on the stock's current ask price. The terms of the agreement require an annual payment to be made on November 30 of each year equal to one-seventh of the then outstanding principal plus accrued interest. The final payment of all outstanding principal and accrued interest shall be due and payable on or before November 30, 2001. Under the agreement, interest accrues on unpaid principal balances at a rate of 11%. In December 1998, Barbara Hancock repaid in full the outstanding principal balance, together with the accrued interest, of her revolving line of credit from the Company. At September 30, 1999, Ms. Hancock had no outstanding principal or accrued interest outstanding on this line.

EDUCATION COSTS

The Company maintains a formal policy for reimbursement of continuing education expenses incurred by officers and employees. Employees are generally reimbursed for expenses incurred in the pursuit of professional designations, Microsoft designations, undergraduate degrees, graduate degrees or specialized training. The Company promotes personal and professional growth of its employees in order to provide a qualified staff to its Representatives.

401(k) RETIREMENT PLAN

In March 1993, the Company formed a Salary Savings Plan 401(k)-retirement plan for eligible employees. Employees are eligible for participation on the enrollment date following completion of six months of service with the Company or, if later, the enrollment date after attaining age 21. Employees may contribute up to 15 percent of their income, up to the annual maximum allowed by law. On January 1, 1999 the Company began to match contributions made by employees based upon full years of service; 20 percent match for less than 3 years of service, 40 percent match for 3 to 4 years service, and 60 percent for 5 or more years of service. Previously, the Company matched all employees at a 20 percent rate. The Company modified the plan to reward tenure among employees. Company contributions to the 401(k) retirement plan for the fiscal years ended September 30, 1999, 1998 and 1997 were $278,068, $106,042 and $87,776 respectively.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------   ----------------------------------------------------------------

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

 10.1      Non-Qualified Stock Option Plan                    *

 10.2      Facilities and Service Agreement with H.D. Vest
           Insurance Services                                 *

 10.3      Registered Representative Sales Agreement          +

 10.4      Management Agreement with Herb D. Vest             +

 10.5      Management Agreement with Barbara Hancock          *

 10.6      Termination Agreement with Barbara Hancock         +

  10.7    Line of Credit Agreement with Herb D. Vest          o

  10.8    Line of Credit Agreement with Barbara Hancock       o

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

                                H.D. VEST, INC.
                                ---------------
                                 (Registrant)


Date: November 24, 1999           By: /s/ Herb D.Vest
                                      ---------------------------
                                      Herb D. Vest
                                      Chairman of the Board
                                      and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Herb D. Vest                     By: /s/ Barbara Hancock
    ----------------------------------      ------------------------------------
        Herb D. Vest                             Barbara Hancock
        Chairman of the Board                    Director
        and Chief Executive Officer


By: /s/ Phillip W. Mayer                 By: /s/ Kenneth R. Petree
    ----------------------------------       -----------------------------------
        Phillip W. Mayer                         Kenneth R. Petree
        Director                                 Director


By: /s/ Wesley Ted Sinclair              By: /s/ Jerry M. Prater
    ----------------------------------       -----------------------------------
        Wesley Ted Sinclair                      Jerry M. Prater
        CFO and Vice President                   Director
        (Principal Financial and
        Accounting Officer)


By: /s/ Kenneth E. Reynolds              By: /s/ Jack B. Strong
    ----------------------------------      ------------------------------------
        Kenneth E. Reynolds                      Jack B. Strong
        Director