Form 10-Q
period 1999-12-31
VEST H D INC /TX/
filed 2000-01-20
CIK 819521

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

 X             Quarterly Report Pursuant to Section 13 or 15(d)
---
                    of the Securities Exchange Act of 1934

               For the Quarterly Period Ended December 31, 1999

                                      or

---            Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the Transition Period from _____ to _____

                          Commission File No. 0-19614


                                H.D. VEST, INC.
            (Exact name of registrant as specified in its charter)

                          Texas                      75-2154244
           --------------------------------     --------------------
           (State or other jurisdiction of       (IRS Employer ID.)
            incorporation or organization)

               6333 North State Highway 161, Irving, Texas 75038
             (Address of principal executive offices and zip code)

Registrant's telephone number, including area code (972) 870-6000


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such requirements for the past 90 days.

                             Yes  X       No______
                                -----

Number of shares of the registrant's Common Stock outstanding as of December 31, 1999: 5,423,341.

                                H.D. VEST, INC.

                                     INDEX

PART I.     Financial Information (Unaudited)                                                  Page(s)
            ---------------------                                                              -------
            Item 1.  Financial Statements

                 Consolidated Statements of Financial Position - December 31,
                  1999 and September 30, 1999                                                    3-4

                 Consolidated Statements of Operations - Three Months Ended
                  December 31, 1999 and December 31, 1998                                          5

                 Consolidated Statements of Cash Flows - Three Months Ended
                  December 31, 1999 and December 31, 1998                                          6

                 Notes to Consolidated Financial Statements                                      7-9

            Item 2.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                    10-12

PART II.    Other Information
            -----------------

            Item 1.  Legal Proceedings                                                            13

            Item 4.  Submission of Matters to a Vote
                        of Shareholders                                                           13

            Item 5.  Other Information                                                         13-14

            Item 6.  Exhibits and Reports on Form 8-K                                             14


                 Signatures                                                                       15

 Part I.  Financial Information
 ------------------------------

 Item 1.  Financial Statements(Unaudited)
 ----------------------------------------

                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                    ASSETS

                                  (Unaudited)

                                        December 31,   September 30,
                                            1999            1999
                                        ------------   -------------
Current assets:
  Cash and cash equivalents             $12,057,609    $11,918,613
  Commissions and accounts
    receivable                           12,109,742     10,857,090
  Receivable from affiliate                 424,303        275,390
  Notes receivable-
    related parties                         150,000              -
  Prepaid and other assets                2,192,990      1,025,506
                                        -----------    -----------

    Total current assets                 26,934,644     24,076,599
                                        -----------    -----------

Property and equipment, net
  of accumulated depreciation
  of $4,508,387 at December 31,
  1999 and $3,997,687 at
  September 30, 1999                      7,746,679      6,713,270

Intangible and other assets               3,744,806      3,680,780
                                        -----------    -----------

                                        $38,426,129    $34,470,649
                                        ===========    ===========

       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                  (Unaudited)

                                             December 31,   September 30,
                                                 1999           1999
                                             ------------   -------------
Current liabilities:
 Accounts payable and accrued
   expenses                                   $ 5,959,453    $ 5,406,058
 Amounts due on clearing
   transactions                                 2,059,543      2,952,533
 Unearned Revenue                               2,244,720      2,063,112
 Commissions payable                            8,112,960      7,075,254
                                              -----------    -----------

   Total current liabilities                   18,376,676     17,496,957
                                              -----------    -----------

Obligations under capital leases,
 excluding current installments                 2,576,195      1,940,638

Other noncurrent liabilities                    6,131,578      5,551,758

Shareholders' investment:
 Preferred stock, $6 par value;
  250,067 shares outstanding                    1,500,402      1,500,402
 Common stock, $.05 par value;
  100,000,000 shares authorized;
  5,423,341 issued and outstanding                271,167        271,167
 Additional paid-in capital                     5,154,934      5,154,934
 Retained earnings                              4,415,177      2,554,793
                                              -----------    -----------

   Total shareholders' investment              11,341,680      9,481,296
                                              -----------    -----------

                                              $38,426,129    $34,470,649
                                              ===========    ============

       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                             Three Months Ended December 31,
                                             -------------------------------
                                                  1999             1998
                                             ---------------  --------------
Revenues:
  Commissions                                    $31,606,014     $25,680,480
  Portfolio management fees                        6,245,976       4,719,528
  Marketing and education fees                     5,401,632       3,693,435
  Facility and service fee from
    affiliate                                        175,000         170,628
  Interest and other                                 481,803         271,316
                                                 -----------     -----------

    Total revenues                                43,910,425      34,535,387
                                                 -----------     -----------

Expenses:
  Commissions                                     23,749,404      19,112,178
  Portfolio management fees                        4,424,834       3,288,635
  General and administrative                       4,623,535       5,226,369
  Operations                                       3,965,395       2,919,026
  Representative development                       2,741,239       2,450,238
  Representative recruiting                          257,033         617,892
  Amortization and depreciation                      807,658         511,750
  Interest                                            73,569          94,642
                                                 -----------     -----------

    Total expenses                                40,642,667      34,220,730
                                                 -----------     -----------

Income before taxes                                3,267,758         314,657

Income taxes                                       1,375,490         135,303
                                                 -----------     -----------

   Net income                                    $ 1,892,268     $   179,354
                                                 ===========     ===========

Net income per common
  share-basic and diluted                        $      0.34     $      0.03
                                                 ===========     ===========

Weighted average number of
  common shares outstanding                        5,423,341       5,423,341
                                                 ===========     ===========

       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                               Three Months Ended December 31,
                                              ---------------------------------
                                                    1999             1998
                                              ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $ 1,892,268      $   179,354
  Noncash items included in income:
    Depreciation and amortization                     807,658          511,750
    Deferred tax liability                            263,588                -
    Loss on disposal of assets                         18,709              937
    Deferred rent                                      34,407                -
  Changes in assets and liabilities:
    Commissions and accounts receivable            (1,252,652)       1,359,684
    Receivable from affiliate                        (148,913)         (92,317)
    Prepaid and other assets                       (1,167,484)          56,028
    Accounts payable and accrued expenses             170,158       (2,780,225)
    Amounts due on clearing transactions             (892,990)        (328,023)
    Commissions payable                             1,037,706        1,427,147
    Unearned revenues                                 181,608       (1,232,638)
                                                  -----------      -----------
  Net cash provided by (used for)
    operating activities                              944,063         (898,303)
                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                (238,286)        (104,212)
  Costs to acquire/develop software                  (359,283)        (564,816)
  Additions to Intangible and other assets                  -          (37,294)
                                                  -----------      -----------
  Net cash used for investing activities             (597,569)        (706,322)
                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock dividends                           (31,884)         (31,884)
  Proceeds from deferred compensation plan            349,482          379,755
  Payments on deferred compensation plan              (19,684)         (20,211)
  Advances on notes receivable
   -related parties                                  (150,000)               -
  Payments received on notes receivable
   -related parties                                         -          446,568
  Payments on capital lease
   obligations                                       (355,412)        (267,543)
                                                  -----------      -----------
  Net cash provided by (used for)
   financing activities                              (207,498)         506,685
                                                  -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                           138,996       (1,097,940)

CASH AND CASH EQUIVALENTS,
 September 30, 1999 and 1998                       11,918,613        9,204,362
                                                  -----------      -----------

CASH AND CASH EQUIVALENTS,
 December 31, 1999 and 1998                       $12,057,609      $ 8,106,422
                                                  ===========      ===========

  The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1)   Basis of Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in H.D. Vest's (the Company) annual report on Form 10-K for the year ended September 30, 1999. In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of December 31, 1999, and September 30, 1999, the results of operations for the three month periods ended December 31, 1999 and 1998 and the cash flows for the three month periods ended December 31, 1999 and 1998. Results of operations for the interim period ended December 31, 1999, are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. For additional information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

Certain reclassifications have been made to prior year's statements in order for the amounts to be comparable with the current year presentation.

2)   Earnings Per Share

Basic earnings per share (basic EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. The number of shares used to compute basic EPS for the three months ended December 31, 1999 and 1998, was 5,423,341. Diluted earnings per share (diluted
EPS) is computed similarly to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares that would had been issued. The number of shares used to compute diluted EPS for the three months ended December 31, 1999 and 1998 was 5,499,030 and 5,711,674,
respectively.

Options to purchase 273,948 shares of common stock at prices ranging from $7.63 to $20.00 per share were outstanding during the three months ended December 31, 1999. The total options outstanding at December 31, 1999 were 931,948. Options to purchase 53,948 shares of common stock at prices ranging from $7.63 to $8.50 per share were outstanding during the three months ended December 31, 1998. These options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of outstanding common shares.

There were 250,067 shares of Non voting Series A Convertible Preferred Stock outstanding during the three months ended December 31, 1999 and 1998, that were not included in the number of shares used to compute diluted EPS for the period because the conversion had an anti-dilutive effect on EPS.

3)   Commitments and Contingencies

The Company is subject to other legal proceedings and claims that have arisen in the ordinary course of business and have not been finally adjudicated. The Company believes, based on the advice of legal counsel responsible for such matters, that these actions, when finally concluded and determined, will not have a material adverse effect upon the financial position of the Company.

4)   Related Parties

The Company has an agreement with Herb D. Vest (principal common shareholder) for management services to the Company. Previously, the agreement with Mr. Vest provides for a management fee per year plus an annual bonus based on the Company's performance related to revenue and net income goals, additions of Company U4's and Fee Based Assets under Management, as established by the Board of Directors. In January 2000, Herb D. Vest and the Company agreed to remove the bonus provision from Mr. Vest's management agreement for the fiscal year ending September 30, 2000. The agreement also provides that Mr. Vest is permitted to request and receive advances on future management fees based on estimated future operations. At December 31, 1999, Mr. Vest had received $900,000 under this agreement, consisting of $225,000 in management fees related to the three months ended December 31, 1999 and advances totaling $675,000 (recorded in Prepaid and other assets). Bonuses paid under the plan for the fiscal years ended September 30, 1999, 1998 and 1997 were $2,315,412, $2,320,148 and $1,869,497, respectively.

The Company has an agreement to provide Herb D. Vest a revolving line of credit in an amount not to exceed $2,000,000, collateralized by Mr. Vest's Company common stock in an amount equal to the unadjusted current balance of the line of credit based on the stock's current ask price. Under the agreement interest accrues on unpaid principal balances at an annual rate of 11%. At December 31, 1999, Mr. Vest had drawn $150,000 in principal against the line of credit. As of December 31, 1999, we have recorded $45 of accrued interest on this line which is included in Interest and other income. Subsequent to December 31, 1999, all principal and interest was repaid by Mr. Vest.

5)   Web-Based Fees

During the quarter ended December 31, 1999, the Company invited selected Representatives to participate in the Company's new website initiative. Each Representative that elected to participate in the website initiative will have their individual profile included on the website and will be eligible for new tax and financial services referrals obtained from the website. As part of the website initiative the Company charged each Representative that elected to participate in the program, a fee of $950 to help offset the costs associated with the promotion and development of the website. Each Representative that elected to participate in the website initiative prior to December 31, 1999, has the option to drop out of the program on October 1, 2000 and receive a full refund of the $950 fee plus interest. As of December 31, 1999, approximately 2,600 Representatives have been included in the website initiative. For the quarter ending December 31, 1999, the Company used the proceeds of these fees to offset $750,000 in expenses associated with the promotion and development of the website. The remainder has been reserved for future expense offsets and for potential refund requests.

6)   Segment Reporting

In December 1999, The Company established H.D. Vest Technology Services, Inc. ("HDVTI") a wholly owned subsidiary of the Company. The sole purpose of this entity is to record the cost and related revenues generated from the new website initiative; however, as of December 31, 1999, HDVTI does not represent a reportable segment as defined by Statement of Financial Accounting Standards No. 133.

7)   Stock Options

In October 1999, pursuant to the Stock Option Plan, the Board of Directors approved the issue of options for the purchase of 220,000 shares of the Company's common stock to Herb D. Vest, CEO and principal common shareholder, exercisable at a strike price of $20 per share for a period of three years from the date of issuance.

In November 1999, pursuant to the Stock Option Plan, the Company issued to Roger
C. Ochs, president, options for the purchase of 80,000 shares of the Company's common stock and also issued a total of 80,000 shares (collectively) to three other employees of the Company. Also in November 1999, the Company, pursuant to approval by the Board of Directors, issued options for the purchase of a total of 180,000 shares (collectively) of the Company's common stock to certain employees of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Results of Operations

Revenues

The Company's revenues for the three months ended December 31, 1999, were $43,910,425, a 27% increase over the Company's revenues for the three months ended December 31, 1998. Management believes that the increase in revenues is due in part to the continued strength in overall financial markets. Management believes the Company's ability to maintain or increase revenues is due in part to the Company's commitment to training Representatives in diversification and long-term investment activities. In addition, Management believes that the number of Representatives and their experience in the financial planning and sales industry directly impact revenues.

Due to the declining industry-wide trend of commission revenue as a percentage of gross product sales, the Company has continued to devote resources to the development of its fee-based programs. Fee-based programs produce revenue based on quarterly charges to clients for the management of their accounts, whereas commission-based services produce revenue based primarily on one-time front-end sales charges for the purchase of products. Some clients may prefer fee-based programs as opposed to more traditional commission-based services. For the three months ended December 31, 1999, portfolio management fees from these programs were $6,245,976, a 32% increase from the three months ended December 31, 1998.

Net Income

The Company had net income of $1,892,268 for the three months ended December 31, 1999, compared to net income of $179,354 for the three months ended December 31, 1998.

Net income for the three months ended December 31, 1999, increased from the prior year due in part to (i) continued revenue growth, (ii) a reduction in Representative recruiting expense, (iii) a reduction in systems implementation expenses and (iv) reduced management fees to Herb Vest. Commission and portfolio management fee expense increased at a faster rate than the related revenue due primarily to Representatives moving into higher payout categories as well as increased production from Representatives in higher payout categories. Management believes that in periods of short-term economic fluctuations, established Representatives have an advantage over less experienced Representatives in selling investment products. As the Company recruits and trains Representatives in lower payout categories, the revenue generated by these Representatives will help to offset increased revenue by Representatives in higher payout categories.

Operations costs for the three months ended December 31, 1999 were $3,965,395 a 36% increase compared to the prior year. The increase in operations costs is mainly due to an increase in the cost of licensing Representatives. Operations expense is also impacted by additional costs required by the new back office system.

Representative development costs for the three months ended December 31, 1999 were $2,741,239, a 12% increase compared to the prior year. The increase in Representative development costs is mainly due to increased participation by Representatives and the expansion of staff necessary to support participation in these programs. The increase in participation by Representatives and the related costs is directly attributable to the increased recruitment of new Representatives in prior years. As additional Representatives are recruited, the Company expects participation and the related costs in development programs to continue to increase.

General and administrative expenses decreased 12% to $4,623,535 for the three months ended December 31, 1999, compared to the prior year. The reduction in expense is related in part to cost containment activities conducted by the Company's management and a reduction in the fees related to Mr. Vest's management agreement. In January 2000, Herb D. Vest and the Company agreed to remove the bonus provision from Mr. Vest's management agreement for the fiscal year ending September 30, 2000.

Representative recruiting costs for the three months ended December 31, 1999, were $257,033, a 58% decrease compared to the prior year. The reduction in recruiting costs is the result of a decreased focus on Representative recruiting efforts. To the extent that the Company decides in the future to devote significant resources to rapidly expand its Representative base through aggressive recruiting activities, future profitability would likely be impacted negatively.

Certain sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements that involve a number of risks and uncertainties. In addition to the factors described above, among other factors that could cause actual results to differ materially include: drastic changes in market conditions; effects of new technology; interest rates; the Year 2000 compliance and readiness of the Company's suppliers and service providers; changes in the availability of prospective representatives; and the risks described from time to time in the Company's SEC reports, including but not limited to the report on Form 10-K for the year ended September 30, 1998.

Liquidity and Capital Resources

At December 31, 1999, the Company had net working capital of $8,557,968 compared to net working capital of $6,579,642 at September 30, 1999. The $1,978,326 increase is primarily a result of the net income for the period ending December 31, 1999. The increased net income is in part due to the reduction in systems implementation expense and reduced Representative recruiting costs compared to the period ended December 31, 1998.

We are launching a new interactive financial planning Web site providing comprehensive, integrated financial needs analysis and appropriate investment information for consumers. The web site is intended to promote brand awareness, provide lead generation for our Representatives and to facilitate the marketing of financial products and services. It is anticipated that the Web site will include, among other things, a tax planning organizer and program allowing consumers to prepare their tax returns free of charge, retirement and college funding calculators, debt management recommendations, insurance and risk management information, links to our nationwide network of Representatives, and product purchase and service options. In addition, a financial planning analysis generated from tax return information will be provided to the consumer.

During the first three months of fiscal 2000, the Company dedicated much of its capital to the development and promotion of a new interactive financial planning Web site and to costs incurred for the ongoing implementation of other computer systems related to its operating and marketing efforts. These other operating systems include the Company's new Representative contact management system and enhancements to the Company's internet site. Management believes that this dedication to information systems will provide the Company with more capacity to manage its current growth, support future growth and will lead to an increase in efficiency.

We continually monitor the capital markets for opportunities to obtain financing to meet our growth needs. To the extent that funds are available, we would accelerate the development and promotion of our web site. Other funds would be utilized for recruiting, development and other general business purposes. We are required to expense many of the costs related to these items. Should we obtain future financing to fund our growth plans, it is likely that we would record substantial expenses in the periods during and subsequent to obtaining such financing.

PART II  OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings
--------------------------

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

Item 4.  Submission of Matters to a Vote of Shareholders
--------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

We recognize the need to ensure that our operations will not be adversely impacted by "Year 2000" systems failures. Year 2000 issues arise because some computer software and hardware products ("computer systems") were designed to handle only a two-digit year, not a four-digit year (e.g., 1997 is seen by the computer as "97"). These computer systems may have interpreted "00" as the year 1900 and not 2000, and could have either stopped processing date-related computations or processed them incorrectly.

In order to minimize the impact of the Year 2000 on us, a Year 2000 plan was established for the evaluation and management of risks associated with material Year 2000 issues. The plan included a review of material computer systems that we currently have in place, modification or replacement of such systems if required, inquiry to third-party providers with whom we have material business relationships as to their state of readiness for potential Year 2000 issues, and the development of contingency plans in the event material Year 2000 issues arise in our or third-party computer systems.

We have not experienced any major issues relating to the Year 2000. We have continued to monitor and review all relevant systems within the Company as well as third-party providers for any relevant issues.

We spent approximately $300,000 for testing, modification and replacement of our computer systems related to Year 2000 issues as of September 30, 1999. For the quarter ended December 31, 1999, we spent approximately $90,000 for testing, modification and replacement of our computer systems related to Year 2000 issues. We expect that future expenses incurred, if any will continue to be financed from internally generated funds.

To the extent that we or third-party providers cannot correct material Year 2000 issues, and we are unable to efficiently conduct business in accordance with anticipated contingency plans, our operations could be negatively impacted.

The foregoing information is a Year 2000 readiness disclosure.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

No reports of Form 8-K were filed during the quarter ended December 31, 1999.

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


                                        H. D. VEST, INC.
                                      ------------------------
                                          (Registrant)


Date: January 20, 2000            By: /s/ Herb D. Vest
                                      ---------------------------
                                      Herb D. Vest
                                      Chief Executive Officer,
                                      Chairman of the Board

Date: January 20, 2000            By: /s/ Wesley Ted Sinclair
                                      ---------------------------
                                      Wesley Ted Sinclair
                                      Chief Financial Officer,
                                      Vice President (Principal
                                      Financial and Accounting
                                      Officer)