Form 10-Q
period 2000-03-31
VEST H D INC /TX/
filed 2000-05-15
CIK 819521

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

 X             Quarterly Report Pursuant to Section 13 or 15(d)
---                 of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 2000

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


Number of shares of the registrant's Common Stock outstanding as of March 31, 2000: 5,423,341.

                                H.D. VEST, INC.

                                     INDEX


PART I.    Financial Information (Unaudited)                       Page(s)
           ---------------------------------                       -------

           Item 1.  Financial Statements

                Consolidated Statements of Financial
                  Position - March 31, 2000 and
                  September 30, 1999                                 3-4

                Consolidated Statements of Operations -
                  Three Months Ended March 31, 2000 and
                  March 31, 1999                                       5

                Consolidated Statements of Operations -
                  Six Months Ended March 31, 2000 and
                  March 31, 1999                                       6

                Consolidated Statements of Cash Flows -
                  Six Months Ended March 31, 2000 and
                  March 31, 1999                                       7

                Notes to Consolidated Financial
                  Statements                                        8-11


           Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                   12-15

PART II.   Other Information
           -----------------

           Item 1.  Legal Proceedings                                 16

           Item 4.  Submission of Matters to a Vote
                      of Shareholders                                 16

           Item 5.  Other Information                                 16

           Item 6.  Exhibits and Reports on Form 8-K                  16


                Signatures                                            17

Part I.  Financial Information
------------------------------

Item 1.  Financial Statements(Unaudited)
----------------------------------------


                                        H.D. VEST, INC.

                         CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                            ASSETS

                                          (Unaudited)


                                    March 31,    September 30,
                                      2000           1999
                                  -----------    ------------
Current assets:
  Cash and cash equivalents       $22,259,647     $11,918,613
  Commissions and accounts
    receivable                     13,538,197      10,857,090
  Receivable from affiliate           552,686         275,390
  Prepaid and other assets          1,838,187       1,025,506
                                  -----------    ------------

    Total current assets           38,188,717      24,076,599
                                  -----------    ------------

Property and equipment, net
  of accumulated depreciation
  of $5,085,113 at March 31,
  2000 and $3,997,687 at
  September 30, 1999                8,400,059       6,713,270

Intangible and other assets         4,435,935       3,680,780
                                  -----------    ------------

                                  $51,024,711     $34,470,649
                                  ===========    ============




       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                  (Unaudited)


                                        March 31,    September 30,
                                           2000          1999
                                       -----------   ------------
Current liabilities:
  Accounts payable and accrued
    expenses                           $ 7,469,244    $ 5,406,058
  Line of credit                         3,000,000         -
  Amounts due on clearing
    transactions                         9,237,059      2,952,533
  Unearned Revenue                       1,818,658      2,063,112
  Commissions payable                   10,692,308      7,075,254
                                       -----------    -----------

    Total current liabilities           32,217,269     17,496,957
                                       -----------    -----------

Obligations under capital leases,
  excluding current installments         2,623,593      1,940,638

Other noncurrent liabilities             7,085,091      5,551,758

Shareholders' investment:
  Preferred stock, $6 par value;
   250,067 shares outstanding            1,500,402      1,500,402
  Common stock, $.05 par value;
   100,000,000 shares authorized;
   5,423,341 issued and outstanding        271,167        271,167
  Additional paid-in capital             5,154,934      5,154,934
  Retained earnings                      2,172,255      2,554,793
                                       -----------    -----------

    Total shareholders' investment       9,098,758      9,481,296
                                       -----------    -----------

                                       $51,024,711    $34,470,649
                                       ===========    ===========




       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                   Three Months Ended March 31,
                                   ----------------------------
                                        2000            1999
                                   --------------   -----------

Revenues:
 Commissions                          $42,005,117   $27,401,565
 Portfolio management fees              6,323,744     5,378,402
 Marketing and education fees           2,677,930     2,165,536
 Facility and service fee from
   affiliate                              125,528       108,114
 Interest and other                       576,653       241,354
                                      -----------   -----------

   Total revenues                      51,708,972    35,294,971
                                      -----------   -----------

Expenses:
 Commissions                           30,685,243    20,283,391
 Portfolio management fees              4,852,569     3,840,807
 General and administrative             6,081,619     6,156,232
 Operations                             2,790,899     2,590,850
 Website development and promotion      7,842,726             -
 Representative development             1,892,940     1,549,782
 Representative recruiting                147,753       475,626
 Amortization and depreciation            977,504       539,893
 Interest                                  98,511       104,193
                                      -----------   -----------

   Total expenses                      55,369,764    35,540,774
                                      -----------   -----------

Loss before taxes                      (3,660,792)     (245,803)

Income taxes                           (1,481,639)     (101,351)
                                      -----------   -----------

   Net loss                           $(2,179,153)  $  (144,452)
                                      ===========   ===========

Net loss per common
 share-basic and diluted              $     (0.41)  $     (0.03)
                                      ===========   ===========

Weighted average number of
 common shares outstanding              5,423,341     5,423,341
                                      ===========   ===========


       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                      Six Months Ended March 31,
                                      --------------------------
                                          2000           1999
                                      ------------   -----------

Revenues:
  Commissions                          $73,611,131   $53,082,045
  Portfolio management fees             12,569,720    10,097,930
  Marketing and education fees           8,079,561     5,858,971
  Facility and service fee from
    affiliate                              300,528       278,742
  Interest and other                     1,058,456       512,670
                                       -----------   -----------

    Total revenues                      95,619,396    69,830,358
                                       -----------   -----------

Expenses:
  Commissions                           54,434,647    39,395,570
  Portfolio management fees              9,277,403     7,129,442
  General and administrative            10,881,200    11,382,600
  Operations                             6,756,295     5,509,875
  Website development and promotion      7,666,680             -
  Representative development             4,634,178     4,000,020
  Representative recruiting                404,786     1,093,518
  Amortization and depreciation          1,785,162     1,051,644
  Interest                                 172,080       198,835
                                       -----------   -----------

    Total expenses                      96,012,431    69,761,504
                                       -----------   -----------

Net income (loss) before taxes            (393,035)       68,854

Income taxes                              (106,149)       33,902
                                       -----------   -----------

    Net income (loss)                  $  (286,886)  $    34,902
                                       ===========   ===========

Net loss per common share
 - basic and diluted                        $(0.07)       $(0.01)
                                       ===========   ===========

Weighted average number of
  common shares outstanding              5,423,341     5,423,341
                                       ===========   ===========


       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                             Six Months Ended March 31,
                                             --------------------------
                                                  2000          1999
                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $  (286,886)  $    34,902
  Noncash items included in income:
    Depreciation and amortization               1,785,161     1,051,613
    Deferred tax liability                        631,621             -
    Loss on disposal of assets                     18,709         6,792
    Deferred rent                                  38,850        68,814
  Changes in assets and liabilities:
    Commissions and accounts receivable        (2,681,107)    1,368,154
    Receivable from affiliate                    (277,296)     (111,003)
    Prepaid and other assets                     (812,681)      (79,823)
    Accounts payable and accrued expenses       1,489,915    (2,830,285)
    Amounts due on clearing transactions        6,284,526      (141,332)
    Commissions payable                         3,617,054     2,712,184
    Unearned revenues                            (244,454)     (791,732)
                                              -----------   -----------
  Net cash provided by
    operating activities                        9,563,412     1,288,284
                                              -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment            (868,825)     (241,529)
  Costs to acquire/develop software            (1,370,294)   (1,267,063)
  Additions to Intangible and other assets        (50,401)       (2,200)
                                              -----------   -----------
  Net cash used in investing activities        (2,289,520)   (1,510,792)
                                              -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock dividends                       (95,652)      (63,768)
  Proceeds from deferred compensation plan        992,073       676,295
  Proceeds from line of credit                  3,000,000             -
  Payments on deferred compensation plan          (52,759)      (78,122)
  Payments received on notes receivable
   -related parties                                     -       446,568
  Payments on capital lease
   obligations                                   (776,520)     (554,394)
                                              -----------   -----------
  Net cash provided by
   financing activities                         3,067,142       426,579
                                              -----------   -----------

NET INCREASE IN CASH AND CASH
EQUIVALENTS                                    10,341,034       204,071

CASH AND CASH EQUIVALENTS,
 September 30, 1999 and 1998                   11,918,613     9,204,362
                                              -----------   -----------

CASH AND CASH EQUIVALENTS,
 March 31, 2000 and 1999                      $22,259,647   $ 9,408,433
                                              ===========   ===========


      The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1)   Basis of Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in H.D. Vest's (the Company) annual report on Form 10-K for the year ended September 30, 1999. In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of March 31, 2000, and September 30, 1999, the results of operations for the three and six month periods ended March 31, 2000 and 1999 and the cash flows for the six month periods ended March 31, 2000 and 1999. Results of operations for the interim period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. For additional information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

Certain reclassifications have been made to prior year's statements in order for the amounts to be comparable with the current year presentation.

2)   Earnings Per Share

Basic earnings per share (basic EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. The number of shares used to compute basic EPS for the three and six months ended March 31, 2000 and 1999, was 5,423,341. Diluted earnings per share (diluted EPS) is computed similarly to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares had been issued. The number of shares used to compute diluted EPS for the three and six months ended March 31, 2000 were 5,660,579 and 5,594,737, respectively. The number of shares used to compute diluted EPS for the three and six months ended March 31, 1999 was 5,423,341.

The total number of options outstanding at March 31, 2000 were 931,948. Options to purchase 273,948 shares of common stock at prices ranging from $7.63 to $20.00 per share were outstanding during the three and six months ended March 31, 2000 and were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of outstanding common shares.

The total number of options outstanding at March 31, 1999 were 385,948. Options to purchase 53,948 shares of common stock at prices ranging from $7.63 to $8.50 per share were outstanding during the three and six months ended March 31, 1999 and were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of outstanding common shares.

There were 250,067 shares of Non-voting Series A Convertible Preferred Stock outstanding during the three and six months ended March 31, 2000 and 1999, that were not included in the number of shares used to compute diluted EPS for the period because the conversion had an anti-dilutive effect on EPS.

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

4)   Related Parties

The Company has an agreement with Herb D. Vest (principal common shareholder) for management services to the Company. Previously, the agreement with Mr. Vest provided for a management fee per year plus an annual bonus based on the Company's performance related to revenue and net income goals, additions of Company U4's and Fee Based Assets under Management, as established by the Board of Directors. In January 2000, Herb D. Vest and the Company agreed to remove the bonus provision from Mr. Vest's management agreement for the fiscal year ending September 30, 2000. The agreement also provides that Mr. Vest is permitted to request and receive advances on future management fees based on estimated future operations. At March 31, 2000, Mr. Vest had received $900,000 under this agreement, consisting of $450,000 in management fees related to the six months ended March 31, 2000 and advances totaling $450,000 (recorded in Prepaid and other assets). Bonuses paid under the plan for the fiscal years ended September 30, 1999, 1998 and 1997 were $2,315,412, $2,320,148 and $1,869,497, respectively.

The Company has an agreement to provide Herb D. Vest a revolving line of credit in an amount not to exceed $2,000,000, collateralized by Mr. Vest's Company common stock in an amount equal to the unadjusted current balance of the line of credit based on the stock's current ask price. Under the agreement interest accrues on unpaid principal balances at an annual rate of 11%. During the quarter ended March 31, 2000, Mr. Vest at various dates drew down a total of $207,430 against the line. On March 28, Mr. Vest repaid the full amount plus interest of $4,308. At March 31, 2000, Mr. Vest had no outstanding principal or accrued interest outstanding on this line.

The Company, in accordance with the terms of a facilities and services agreement, provides certain management and other services to ("HDVIns") and is paid a fee for these services. The value of these services for three and six months ended March 31, 2000 has been determined based on the prorata portion of certain relevant expenses as a percentage of HDVIns revenues to total consolidated revenues. To the extent the Company renders services to HDVIns for which it is not compensated at fair market value, such action could constitute a conflict of interest since Mr. Vest is both the principal common shareholder and Chairman of the Board of Directors of the Company. Effective January 1, 2000, Mr. Vest converted his sole proprietorship into 13 different insurance agencies. The Company entered into a new facilities and services agreement with the insurance agencies under the same material terms and conditions as those contained in the agreement with the sole proprietorship described previously.

5)   Web-Based Fees

During the six months ended March 31, 2000, the Company invited selected Representatives to participate in the Company's new website initiative. Each Representative that elected to participate in the website initiative will have their individual profile included on the website and will be eligible for new tax and financial services referrals obtained from the website. As part of the website initiative the Company charged each Representative that elected to participate in the program, a fee of $950 to help offset the costs associated with the promotion and development of the website. Each Representative that elected to participate in the website initiative prior to December 31, 1999, has the option to drop out of the program on October 1, 2000 and receive a full refund of the $950 fee plus interest. As of March 31, 2000, approximately 2,100 Representatives have been included in the website initiative. For the six months ended March 31, 2000, the Company recognized $750,000 of these fees. The remainder has been reserved for potential refund requests.

6)   Segment Reporting

Effective January 2000, H.D. Vest Technology Services, Inc. ("HDVTI"), a wholly owned subsidiary of the Company became a reportable segment as defined by SFAS 131, "Disclosures about Segments of an Enterprise and Related Information".
H.D. Vest's Core business ("Core") is in the business of financial services, organized for the purpose of investing in financial service companies and providing management services to such companies as well as other entities. H.D. Vest does not track assets by operating segments. Consequently, we have not disclosed assets by operating segments. For internal and external management reporting purposes all amounts have been restated to be effective as of October 1, 1999. The following unaudited results are separated by operating segment for the three and six months ended March 31, 2000:

                   For the three months ended March 31, 2000


                           Core               HDVTI          Consolidated
                     ----------------------------------------------------


Revenues             51,696,936              12,036            51,708,972

Expenses             47,356,073           8,013,691            55,369,764
                     ----------------------------------------------------

Net income (loss)
before taxes          4,340,863          (8,001,655)           (3,660,792)
                     ----------------------------------------------------


Income taxes          2,119,106          (3,600,745)           (1,481,639)
                     ----------------------------------------------------

  Net income (loss)   2,221,757          (4,400,910)           (2,179,153)
                     ====================================================



                    For the six months ended March 31, 2000


                           Core               HDVTI          Consolidated
                     ----------------------------------------------------

Revenues             95,607,360              12,036            95,619,396

Expenses             88,148,313           7,864,118            96,012,431
                     ----------------------------------------------------
Net income (loss)
before taxes          7,459,047          (7,852,082)             (393,035)
                     ----------------------------------------------------

Income taxes          3,427,288          (3,533,437)             (106,149)
                     ----------------------------------------------------

  Net income (loss)   4,031,759          (4,318,645)             (286,886)
                     ====================================================

7)   Subsequent Event

On April 27, 2000, the Company was notified of a claim brought by clients of a former Registered Representative against H.D. Vest Investment Securities, Inc., alleging actual damages of approximately $450,000 arising from alleged conduct of the Representative. The Company is reviewing the claim, which has not yet resulted in litigation, and is unable at this time to determine what, if any, potential liability the Company may have in regard to this matter. The Company believes that it has a defense against all claims and intends to vigorously defend them. The Company has not accrued any amount for this claim.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Results of Operations


Revenues

The Company's revenues for the three months ended March 31, 2000, were $51,708,972, a 47% increase over the Company's revenues for the three months ended March 31, 1999. The Company's revenues for the six months ended March 31, 2000, were $95,619,396, a 37% increase over the Company's revenues for the six months ended March 31, 1999. Management believes that the increase in revenues is due to (i) the continued strength in overall financial markets, (ii) the Company's commitment to training and developing Representatives in diversification and long-term investment activities, and (iii) the number of Representatives and their experience in the financial planning and sales industry directly impact revenues.

For the three months ended March 31, 2000, portfolio management fees were $6,323,744, a 18% increase from the three months ended March 31, 1999. For the six months ended March 31, 2000, portfolio management fees from these programs were $12,569,720, a 24% increase from the six months ended March 31, 1999. The decline in the growth rate of portfolio management fees for the quarter relates to a one time change in the timing of client billings. It is anticipated that this change will not have an impact on future revenue growth. Total assets under management grew approximately 50% from $1.4 billion at March 31, 1999 to $2.1 billion at March 31, 2000. Due to the declining industry-wide trend of commission revenue as a percentage of gross product sales, the Company has continued to devote resources to the development of its fee-based programs. Fee-based programs produce revenue based on quarterly charges to clients for the management of their accounts, whereas commission-based services produce revenue based primarily on one-time front-end sales charges for the purchase of products. Some clients may prefer fee-based programs as opposed to more traditional commission-based services.

Net Income (Loss)

The Company had a net loss of $2,179,153 for the three months ended March 31, 2000, compared to a net loss of $144,452 for the three months ended March 31, 1999. The Company had a net loss of $286,886 for the six months ended March 31, 2000, compared to net income of $34,902 for the six months ended March 31, 1999.

Net income for the three and six months ended March 31, 2000, decreased from the prior year primarily due to significant investments in the Company's website initiative. This investment includes advertising and public relations expense of approximately $7 million for the six months and over $6 million for the three months. The web site is intended to promote brand awareness, provide lead generation for our Representatives and to facilitate the marketing of financial products and services. The Web site includes, among other things, a tax planning organizer and program allowing consumers to prepare their tax returns free of charge, retirement and college funding calculators, debt management recommendations, insurance and risk management information, links to our nationwide network of Representatives, and access to on-line strategic partners products and services and options. In addition, a financial planning analysis, a customized monthly newsletter, and tax updates are provided to the consumers generated from tax return information.

Commission revenue increased at a faster rate than commission expense for the three and six months ended March 31, 2000. Because of extensive training and recruiting performed by the Company, Representatives in lower payout categories have offset increased revenue by Representatives in higher payout categories. Portfolio management fee expense increased at a faster rate than the related revenue due primarily to Representatives moving into higher payout categories as well as increased production from Representatives in higher payout categories. Management believes that in periods of short-term economic fluctuations, established Representatives have an advantage over less experienced Representatives in selling investment products.

General and administrative expenses decreased 1% to $6,081,619 for the three months ended March 31, 2000, compared to the prior year. General and administrative expenses decreased 4% to $10,881,200 for the six months ended March 31, 2000, compared to the prior year. General and administrative expense for the three and six months ended March 31, 2000, decreased in part due to cost containment activities conducted by the Company's management and a reduction in the fees related to Mr. Vest's management agreement.

Operations costs for the three months ended March 31, 2000 were $2,790,899 an 8% increase compared to the prior year. Operations costs for the six months ended March 31, 2000 were $6,756,295 a 23% increase compared to the prior year. The increase in operations costs is mainly due to an increase in the cost of licensing Representatives. Operations expense also increased due to additional costs required by the new back office system.

Website development and promotion expense was $7,842,726 for the three months ended March 31, 2000 and $7,660,680 for the six months ended March 31, 2000. Website development and promotion expense is mainly comprised of approximately $6 million of advertising and promotion for the three months and nearly $7 million for the six months. The remaining expenses were noncapitalizable investments in the Company's e-commerce and branding initiatives.

Representative development costs for the three months ended March 31, 2000 were $1,892,940, a 22% increase compared to the prior year. Representative development costs for the six months ended March 31, 2000 were $4,634,178, a 16% increase compared to the prior year. As a result of prior year Representative recruiting efforts, Representative development costs have increased due to increased participation by Representatives and the expansion of staff necessary to support participation in these programs. As additional Representatives are recruited, the Company expects participation and the related costs in development programs to continue to increase.


Representative recruiting costs for the three months ended March 31, 2000, were $147,753, a 69% decrease compared to the prior year. Representative recruiting costs for the six months ended March 31, 2000, were $404,786, a 63% decrease compared to the prior year. The reduction in recruiting costs is the result of a decreased focus on Representative recruiting efforts. To the extent that the Company decides in the future to devote significant resources to rapidly expand its Representative base through aggressive recruiting activities, future profitability would likely be negatively impacted.

Certain sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements that involve a number of risks and uncertainties. In addition to the factors described above, among other factors that could cause actual results to differ materially include: drastic changes in market conditions; effects of new technology; interest rates; regulatory changes; changes in the availability of prospective Representatives; and the risks described from time to time in the Company's SEC reports, including but not limited to the report on Form 10-K for the year ended September 30, 1999.

Liquidity and Capital Resources

At March 31, 2000, the Company had net working capital of $5,971,448 compared to net working capital of $6,579,642 at September 30, 1999. The $608,194 decrease is primarily a result of the net loss for the period ended March 31, 2000. The net loss is in part due to the increase in advertising and public relations expense compared to the period ended March 31, 1999. During the three months ended March 31, 2000, the Company increased its line of credit with a bank from $1 million to $3 million. The new line of credit bears interest, payable monthly, at prime plus 1/2% (9.3% as of March 31, 2000) and matures in February of 2001 The Company drew down the entire line of credit during the quarter. The previous $1 million line had not been drawn upon at September 30, 1999 or December 31, 1999.

During the first six months of fiscal 2000, the Company dedicated much of its capital to the development and promotion of a new interactive financial planning Web site and to costs incurred for the ongoing implementation of other computer systems related to its operating and marketing efforts. These other operating systems include the Company's new Representative contact management system, enhancements to the Company's internet site, a back office system implementation, and providing more technology tools for Representative use. Management believes that this dedication to information systems will provide the Company with more capacity to manage its current growth, support future growth and will lead to an increase in efficiency.

The Company continually monitors the capital markets for opportunities to obtain financing to meet Company growth needs. To the extent that funds are available, the Company would accelerate the development and promotion of the Company's e-commerce strategy. Other funds would be utilized for recruiting, development and other general business purposes. The Company is required to expense many of the costs related to these items. Should the Company obtain future financing to fund these growth plans, it is likely that it would record substantial expenses in the periods during and subsequent to obtaining such financing.

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


Item 4.  Submission of Matters to a Vote of Shareholders
--------------------------------------------------------

None.

Item 5.  Other Information
--------------------------


To the extent that the Company or third-party providers cannot correct material Year 2000 issues, and is unable to efficiently conduct business in accordance with anticipated contingency plans, the Company's operations could be negatively impacted.

The foregoing information is a Year 2000 readiness disclosure.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

No reports on Form 8-K were filed during the quarter ended March 31, 2000.

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



                                           H. D. VEST, INC.
                                       -------------------------
                                             (Registrant)




Date: May 12, 2000                By:  /s/ Herb D. Vest
                                       -------------------------
                                       Herb D. Vest
                                       Chief Executive Officer,
                                       Chairman of the Board


Date: May 12, 2000                By:  /s/ Wesley Ted Sinclair
                                       -------------------------
                                       Wesley Ted Sinclair
                                       Chief Financial Officer,
                                       Vice President (Principal
                                       Financial and Accounting
                                       Officer)