Form 10-Q
period 2000-06-30
VEST H D INC /TX/
filed 2000-08-02
CIK 819521

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

         X            Quarterly Report Pursuant to Section 13 or 15(d)
        ---            of the Securities Exchange Act of 1934

                          For the Quarterly Period Ended June 30, 2000

                                      or

        ___           Transition Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934


                          For the Transition Period from _____ to _____

                                  Commission File No. 0-19614


                                H.D. VEST, INC.
             (Exact name of registrant as specified in its charter)



                  Texas                                     75-2154244
   ------------------------------------           ----------------------------
     (State or other jurisdiction of                    (IRS Employer I.D.)
      incorporation or organization)



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

                               Yes X      No____
                                  ----


Number of shares of the registrant's Common Stock outstanding as of July 31, 2000: 5,423,341.

                                H.D. VEST, INC.

                                     INDEX


PART I.   Financial Information (Unaudited)                             Page(s)
          ---------------------                                         -------
          Item 1.  Financial Statements

                   Consolidated Statements of Financial Position
                   June 30, 2000 and September 30, 1999                   3-4

                   Consolidated Statements of Operations
                   Three Months Ended June 30, 2000 and
                   June 30, 1999                                           5

                   Consolidated Statements of Operations
                   Nine Months Ended June 30, 2000 and
                   June 30, 1999                                           6

                   Consolidated Statements of Cash Flows
                   Nine Months Ended June 30, 2000 and
                   June 30, 1999                                           7

                   Notes to Consolidated Financial Statements
                                                                          8-12


          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                            13-15

PART II.  Other Information
          -----------------

          Item 1.  Legal Proceedings                                      16

          Item 4.  Submission of Matters to a Vote
                   of Shareholders                                        16

          Item 5.  Other Information                                      16

          Item 6.  Exhibits and Reports on Form 8-K                       16

               Signatures                                                 17

Part I.  Financial Information - (Unaudited)
--------------------------------------------

Item 1.  Financial Statements
-----------------------------


                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                     ASSETS

                                  (Unaudited)



                                        June 30,              September 30,
                                         2000                     1999
                                 ------------------       ---------------------
Current Assets:
  Cash and cash equivalents         $    20,168,386           $      11,918,613
  Commissions and accounts
   receivable                            13,975,885                  10,857,090
  Receivable from affiliate                 459,553                     275,390
  Prepaid and other assets                1,641,198                   1,025,506
                                 ------------------       ---------------------

      Total current assets               36,245,022                  24,076,599
                                 ------------------       ---------------------


Property and equipment, net of
 accumulated depreciation of
 $5,728,982 at June 30, 2000 and
 $3,997,687 at September 30,
 1999                                     8,552,849                   6,713,270

 Intangible and other assets              4,385,671                   3,680,780
                                 ------------------       ---------------------

                                    $    49,183,542           $      34,470,649
                                 ==================       =====================



       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                  (Unaudited)



                                           June 30,              September 30,
                                             2000                    1999
                                      -------------------     ----------------
Current liabilities:
  Accounts payable and accrued
   expenses                              $      7,357,541          $  5,406,058
  Amounts due on clearing transactions          3,116,233             2,952,533
  Unearned revenue                              1,814,435             2,063,112
  Commissions payable                           9,219,220             7,075,254
  Note payable-current                          2,666,666                     -
                                      -------------------     -----------------


      Total current liabilities                24,174,095            17,496,957
                                      -------------------     -----------------


Obligations under capital leases,
  Excluding current installments                2,484,761             1,940,638

Note payable-long-term                          5,333,334                     -
Other non-current liabilities                   7,482,247             5,551,758

Shareholders' investment:
  Preferred stock, $6 par value;
    250,067 shares outstanding                  1,500,402             1,500,402
  Common Stock, $.05 par value;
    100,000,000 shares authorized;
    5,423,341 issued and outstanding              271,167               271,167
  Additional paid-in capital                    5,154,934             5,154,934
  Retained earnings                             2,782,602             2,554,793
                                      -------------------     -----------------

      Total shareholders' investment            9,709,105             9,481,296
                                      -------------------     -----------------

                                         $     49,183,542          $ 34,470,649
                                      ===================     =================



       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                        Three Months Ended June 30,
                                   -------------------------------------
                                           2000          1999
                                        -----------   -----------
Revenues:
  Commissions                           $41,324,776   $31,500,924
  Portfolio management fees               7,591,104     5,682,221
  Marketing and education fees            3,004,083     2,317,827
  Facility and service fee from
   affiliate                                 29,000        25,573
  Interest and other                        503,371       240,551
                                        -----------   -----------

       Total revenues                    52,452,334    39,767,096
                                        -----------   -----------

Expenses:
  Commissions                            30,523,049    22,988,682
  Portfolio management fees               5,525,020     3,939,091
  General and administrative              6,103,861     5,936,528
  Operations                              2,935,085     2,493,102
  Website development and promotion       1,773,470         -
  Representative development              2,985,967     2,542,331
  Representative recruiting                 180,632     1,115,630
  Amortization and depreciation           1,054,809       678,714
  Interest                                  187,864        75,554
                                        -----------   -----------

       Total expenses                    51,269,757    39,769,632
                                        -----------   -----------

Income/(Loss) before taxes                1,182,577        (2,536)

Income taxes                                540,345       199,644
                                        -----------   -----------

       Net income/(loss)                $   642,232   $  (202,180)
                                        ===========   ===========

Net income/(loss) per common share
 Basic and diluted                      $      0.11   $     (0.04)
                                        ===========   ===========



       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                        Nine Months Ended June 30,
                                        --------------------------
                                           2000            1999
                                        ---------        ---------
Revenues:
   Commissions                         $114,935,907  $ 84,582,969
   Portfolio management fees             20,160,823    15,780,151
   Marketing and education fees          11,083,645     8,176,798
   Facility and service fee from
    affiliate                               329,528       304,315
   Interest and other                     1,561,827       753,221
                                       ------------  ------------

      Total revenues                    148,071,730   109,597,454
                                       ------------  ------------

Expenses:
   Commissions                           84,957,696    62,384,252
   Portfolio management fees             14,802,423    11,068,533
   General and administrative            16,986,062    17,319,127
   Operations                             9,691,379     8,002,977
   Website development and promotion      9,439,149         -
   Representative development             7,620,146     6,542,352
   Representative recruiting                585,418     2,209,149
   Amortization and depreciation          2,839,971     1,730,357
   Interest                                 359,944       274,389
                                       ------------  ------------

      Total expenses                    147,282,188   109,531,136
                                       ------------  ------------

Income before taxes                         789,542        66,318

Income taxes                                434,196       233,596
                                       ------------  ------------

      Net income/(loss)                $    355,346  $   (167,278)
                                      =============  ============

Net income/(loss) per common share
 basic and diluted                    $        0.04  $      (0.05)
                                      =============  ============




       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                Nine Months Ended June 30,
                                             ------------------------------
                                                      2000          1999
                                                    -------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $   355,346   $  (167,278)
  Noncash items included in income/(loss):
    Amortization and depreciation                 2,839,971     1,730,327
    Deferred tax provision                          382,238       774,927
    Loss on disposal of assets                       27,447         6,792
    Deferred rent                                    43,293       103,221
  Changes in assets and liabilities:
    Commissions and accounts receivable          (3,118,795)      666,459
    Receivable from affiliate                      (184,163)      (85,302)
    Prepaid and other assets                       (615,692)     (279,781)
    Accounts payable and accrued expenses         1,157,085    (3,073,601)
    Amounts due on clearing transactions            163,700      (232,895)
    Commissions payable                           2,143,967     1,686,558
    Unearned revenues                              (248,677)     (624,617)
                                                -----------   -----------
  Net cash provided by
    operating activities                          2,945,720       504,810
                                                -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment            (1,148,760)     (308,725)
  Costs to acquire/develop software              (1,453,239)   (1,632,920)
  Additions to intangible and other assets         (319,393)       (2,200)
                                                -----------   -----------
  Net cash used in investing activities          (2,921,392)   (1,943,845)
                                                -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock dividends                        (127,537)      (95,652)
  Proceeds from deferred compensation plan        1,787,776     1,092,957
  Proceeds from note payable                      8,000,000          -
  Payments on deferred compensation plan            (87,966)     (139,934)
  Payments received on notes receivable
   related parties                                     -          446,568
  Payments on capital lease obligations          (1,346,828)     (900,120)
                                                -----------   -----------
  Net cash provided by financing activities       8,225,445       403,819
                                                -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                      8,249,773    (1,035,216)

CASH AND CASH EQUIVALENTS,
 September 30, 1999 and 1998                     11,918,613     9,204,362
                                                -----------   -----------

CASH AND CASH EQUIVALENTS,
 June 30, 2000 and 1999                         $20,168,386   $ 8,169,146
                                                ===========   ===========


      The accompanying notes are an integral part of these consolidated financial statement

                                H.D. VEST, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1)   Basis of Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Company's annual report on Form 10-K for the year ended September 30, 1999. In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of June 30, 2000, and September 30, 1999, the results of operations for the three and nine month periods ended June 30, 2000 and 1999, and the cash flows for the nine month periods ended June 30, 2000 and 1999. Results of operations for the interim period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. For additional information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

Certain reclassifications have been made to prior year's statements in order for the amounts to be comparable with the current year presentation.

2)   Earnings Per Share

Basic earnings per share (basic EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. The number of shares used to compute basic EPS for the three and nine months ended June 30, 2000 and 1999, was 5,423,341. Diluted earnings per share (diluted
EPS) is computed similarly to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares had been issued. The number of shares used to compute diluted EPS for the three and nine months ended June 30, 2000 were 5,540,037 and 5,575,057 respectively. The number of shares used to compute diluted EPS for the three and nine months ended June 30, 1999 was 5,423,341.

The total number of options outstanding at June 30, 2000 was 903,948. Options to purchase 273,948 shares of common stock at prices ranging from $7.63 to $20.00 per share were outstanding during the three and nine months ended June 30, 2000 and were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of outstanding common shares. The total number of options outstanding at June 30, 1999 was 385,948. Options to purchase 53,948 shares of common stock at prices ranging from $7.63 to $8.50 per share were outstanding during the three and nine months ended June 30, 1999 and were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of outstanding common shares.

There were 250,067 shares of Non-voting Series A Convertible Preferred Stock outstanding during the three and nine months ended June 30, 2000 and 1999, that were not included in the number of shares used to compute diluted EPS for the period because the conversion had an anti-dilutive effect on EPS.

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

4)   Related Parties

The Company has an agreement with Herb D. Vest (principal common shareholder) for management services to the Company. Previously, the agreement with Mr. Vest provided for a management fee per year plus an annual bonus based on the Company's performance related to revenue and net income goals, additions of Company U4's and Fee Based Assets under Management, as established by the Board of Directors. In January 2000, Herb D. Vest and the Company agreed to remove the bonus provision from Mr. Vest's management agreement for the fiscal year ending September 30, 2000. The agreement also provides that Mr. Vest is permitted to request and receive advances on future management fees based on estimated future operations. At June 30, 2000, Mr. Vest had received $900,000 under this agreement, consisting of $675,000 in management fees related to the nine months ended June 30, 2000 and advances totaling $225,000 (recorded in Prepaid and other assets). Bonuses paid under the plan for the fiscal years ended September 30, 1999, 1998 and 1997 were $2,315,412, $2,320,148 and
$1,869,497, respectively.

The Company has an agreement to provide Herb D. Vest a revolving line of credit in an amount not to exceed $2,000,000, collateralized by Mr. Vest's Company common stock in an amount equal to the unadjusted current balance of the line of credit based on the stock's current ask price. Under the agreement interest accrues on unpaid principal balances at an annual rate of 11%. During the quarter ended June 30, 2000, Mr. Vest at various dates drew down a total of $250,000 against the line. On June

30, Mr. Vest repaid the full amount plus interest of $5,539. At June 30, 2000, Mr. Vest had no outstanding principal or accrued interest outstanding on this line.

The Company, pursuant to a facilities and services agreement, provides certain management and other services to an insurance agency (HDVIns) owned by Mr. Vest, and is paid a fee for these services. The value of these services for the three and nine months ended June 30, 2000 has been determined based on the prorata portion of certain relevant expenses as a percentage of HDVIns revenues to total consolidated revenues. To the extent the Company renders services to HDVIns for which it is not compensated at fair market value, such action could constitute a conflict of interest since Mr. Vest is both the principal common shareholder and Chairman of the Board of Directors of the Company. Effective January 1, 2000, Mr. Vest converted his sole proprietorship into 13 different insurance agencies. The Company entered into a new facilities and services agreement with the insurance agencies under the same material terms and conditions as those contained in the agreement with the sole proprietorship described previously.

5)   Financing Arrangements

On June 29, 2000 the Company entered into a term loan agreement with a bank for $8 million. The new term loan bears interest at prime plus 2% (11.5% as of June 30, 2000) and matures June 29, 2002. Principal and interest payments are due on this term loan monthly. The Company used a portion of the proceeds to repay its $3 million line of credit on this date.

6)   Web Based Fees

During the nine months ended June 30, 2000, the Company invited selected Representatives to participate in the Company's new website initiative. Each Representative that elected to participate in the website initiative has their individual profile included on the website and is eligible for new tax and financial services referrals obtained from the website. As part of the website initiative the Company charged each Representative that elected to participate in the program, a fee of $950 to help offset the costs associated with the promotion and development of the website. Each Representative that elected to participate in the website initiative prior to December 31, 1999, has the option to drop out of the program on October 1, 2000 and receive a full refund of the $950 fee plus interest. As of June 30, 2000, approximately 2,100 Representatives have been included in the website initiative. For the nine months ended June 30, 2000, the Company recognized $650,000 of these fees. The remainder has been reserved for potential refund requests.

7)   Segment Reporting

Effective January 2000, H.D. Vest Technology Services, Inc. ("HDVTI"), a wholly owned subsidiary of the Company became a reportable segment as defined by SFAS 131, "Disclosures about Segments of an Enterprise and Related Information".
H.D. Vest's Core business ("Core") is in the business of financial services, organized for the purpose of investing in financial service companies and providing management services to such companies as well as other entities. H.D. Vest does not track assets by operating segments. Consequently, we have not disclosed assets by operating segments. For internal and external management reporting purposes all amounts have been restated to be effective as of October 1, 1999. The following unaudited results are separated by operating segment for the three and nine months ended June 30, 2000:

                    For the three months ended June 30, 2000

                         Core         HDVTI      Consolidated
                     ----------------------------------------

Revenues             $ 52,442,315  $     10,019  $ 52,452,334

Expenses               49,282,683     1,987,074    51,269,757
                     ------------  ------------  ------------

Net income (loss)
before taxes            3,159,632    (1,977,055)    1,182,577
                     ------------  ------------  ------------

Income taxes            1,421,834      (881,489)      540,345
                     ------------  ------------  ------------
Net income (loss)    $  1,737,798  $ (1,095,565) $    642,232
                     ============  ============  ============



                    For the nine months ended June 30, 2000

                         Core          HDVTI      Consolidated
                     -----------------------------------------

Revenues             $ 148,049,675  $     22,055  $ 148,071,730

Expenses               137,430,997     9,851,191    147,282,188
                     -------------  ------------  -------------

Net income (loss)
before taxes            10,618,678    (9,829,136)       789,542
                     -------------  ------------  -------------

Income taxes             4,778,405    (4,344,209)       434,196
                     -------------  ------------  -------------
Net income (loss)    $   5,840,273  $ (5,484,927) $     355,346
                     =============  ============  =============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Results of Operations

Revenues

The Company's revenues for the three months ended June 30, 2000, were $52,452,334, a 31.9% increase over the Company's revenues for the three months ended June 30, 1999. The Company's revenues for the nine months ended June 30, 2000, were $148,071,730, a 35.1% increase over the Company's revenues for the nine months ended June 30, 1999. Management believes that the increase in revenues is due to (i) the continued strength in overall financial markets, despite short term fluctuations in market indicies (ii) the Company's commitment to training and developing Representatives in diversification and long-term investment activities, and (iii) the number of Representatives and their experience in the financial planning and sales industry directly impact revenues.

For the three months ended June 30, 2000, portfolio management fees were $7,591,104, a 33.6% increase from the three months ended June 30, 1999. For the nine months ended June 30, 2000, portfolio management fees were $20,160,823, a 27.8% increase from the nine months ended June 30, 1999. Due to the declining industry-wide trend of commission revenue as a percentage of gross product sales, the Company has continued to devote resources to the development of its fee-based programs. Fee-based programs produce revenue based on quarterly charges to clients for the management of their accounts, whereas commission-based services produce revenue based primarily on one-time front-end sales charges for the purchase of products. Some clients may prefer fee-based programs as opposed to more traditional commission-based services.

Net Income (Loss)

The Company had net income of $642,232 for the three months ended June 30, 2000, compared to a net loss of $202,180 for the three months ended June 30, 1999. The Company had a net income of $355,346 for the nine months ended June 30, 2000, compared to net loss of $167,278 for the nine months ended June 30, 1999.

Net income for the three and nine months ended June 30, 2000, increased from the prior year in spite of significant investments in the Company's website initiative. This increase was driven primarily by the above mentioned increase in revenues. The investment in the website includes advertising and public relations expense of approximately $9 million for the nine months and over $1 million for the three months. The web site is intended to promote brand awareness, provide lead generation for our Representatives and to facilitate the marketing of financial products and services. The Web site includes, among other things, a tax planning organizer and program allowing consumers to prepare their tax returns free of charge, retirement and college funding calculators, debt management recommendations, insurance and risk management information, links to our nationwide network of Representatives, and access to on-line strategic partners products and services and options. In addition, a financial planning analysis, a customized monthly newsletter, and tax updates are provided to the consumers generated from tax return information.

Commission expense increased at a faster rate than commission revenue for the three and nine months ended June 30, 2000, due to increased production by Representatives in higher payout categories. Portfolio management fee expense increased at a faster rate than the related revenue due primarily to Representatives moving into higher payout categories as well as increased production from Representatives in higher payout categories. During the quarter market indicies fluctuated. Management believes that in periods of short-term economic fluctuations, established Representatives have an advantage over less experienced Representatives in selling investment products.

General and administrative expenses increased 2.8% to $6,103,861 for the three months ended June 30, 2000, compared to the prior year. The three month increase in general and administrative expenses is primarily due to increased investments in technology and increased personnel cost. These increases were offset to some degree by the reduction in fees related to Mr. Vest's management agreement. General and administrative expenses decreased 1.9% to $16,986,062 for the nine months ended June 30, 2000, compared to the prior year. The same factors listed above are responsible for the decrease in general and administrative expenses.

Operations costs for the three months ended June 30, 2000 were $2,935,085 a 17.7% increase compared to the prior year. Operations costs for the nine months ended June 30, 2000 were $9,691,379 a 21.1% increase compared to the prior year. The increase in operations costs is mainly due to an increase in the cost of licensing Representatives. Operations expense also increased due to additional costs required by the new back office system.

Website development and promotion expenses were $1,773,470 for the three months ended June 30, 2000 and $9,439,149 for the nine months ended June 30, 2000. Website development and promotion expense is mainly comprised of approximately $1 million of advertising and promotion for the three months and nearly $9 million for the nine months. The remaining expenses were non-capitalizable investments in the Company's e-commerce and branding initiatives.

Representative development costs for the three months ended June 30, 2000 were $2,985,967, a 17.4% increase compared to the prior year. Representative development costs for the nine months ended June 30, 2000 were $7,620,146, a 16.5% increase compared to the prior year. As a result of prior year Representative recruiting efforts, Representative development costs have increased due to increased participation by Representatives and the expansion of staff necessary to support participation in these programs. As additional Representatives are recruited, the Company expects participation and the related costs in development programs to continue to increase.

Representative recruiting costs for the three months ended June 30, 2000, were $180,632, a 83.8% decrease compared to the prior year. Representative recruiting costs for the nine months ended June 30, 2000, were $585,418, a 73.5% decrease compared to the prior year. The reduction in recruiting costs is the result of a decreased focus on Representative recruiting efforts. To the extent that the Company decides in the future to devote significant resources to rapidly expand its Representative base through aggressive recruiting activities, future profitability would likely be negatively impacted.

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

Liquidity and Capital Resources

At June 30, 2000, the Company had net working capital of $12,070,927 compared to net working capital of $6,579,642 at September 30, 1999. The $5,491,285 increase is primarily a result of the Company entering into a term loan agreement with a bank for $8 million. The Company repaid the outstanding line of credit of $3 million with the proceeds. Also, net income for the nine months ended June 30, 2000 was $355,346. The new note bears interest, at prime plus 2% (11.5% as of June 30, 2000) and matures June 29, 2002. Principal and interest payments are due monthly under the term loan agreement.

During the first nine months of fiscal 2000, the Company dedicated much of its capital to the development and promotion of a new interactive financial planning Web site and to costs incurred for the ongoing implementation of other computer systems related to its operating and marketing efforts. These other operating systems include the Company's new Representative contact management system, enhancements to the Company's internet site, a back office system implementation, and providing more technology tools for Representative use. Management believes that this dedication to information systems will provide the Company with more capacity to manage its current growth, support future growth and will lead to an increase in efficiency.

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

Item 4.  Submission of Matters to a Vote of Shareholders
--------------------------------------------------------

The annual meeting of shareholders of the Company was held on June 2, 2000 in Anaheim, California. Matters voted on and approved by the Company's Shareholders at the meeting included the re-election of Herb D. Vest as Chairman of the Board of Directors, the re-election of Barbara Vest Hancock, Kenneth E. Reynolds, Jack
B. Strong, Jerry M. Prater, Phillip W. Mayer and Kenneth R. Petree as Directors of the Company. Additionally brought to a vote at this meeting was the approval of Arthur Andersen LLP as the Company's independent public accountants for the ensuing year. Below is a list of the items brought to a vote at the annual shareholder meeting and the distribution of votes.

Matter Voted                        Voted For         Voted Against          Abstained        Non-vote
------------
Directors
 Herb D. Vest                     5,254,477                                   21,020          147,844
 Barbara Vest Hancock             5,252,782                                   22,715          147,844
 Jack B. Strong                   5,254,882                                   20,615          147,844
 Kenneth E. Reynolds              5,254,882                                   20,615          147,844
 Jerry M. Prater                  5,254,882                                   20,615          147,844
 Phillip W. Mayer                 5,254,982                                   20,515          147,844
 Kenneth R. Petree                5,254,882                                   20,615          147,844
Independent Auditors              5,262,264         9,510                      3,723          147,844

Item 5.  Other Information
--------------------------
None.

Item 6.  Exhibit and Reports on Form 8-K
----------------------------------------
No reports an the Form 8-K were filed during the quarter ended June 30, 2000.

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

                                                   H. D. VEST, INC.
                                                   ----------------------------
                                                   (Registrant)


Date: August 2, 2000                               By: /s/ Herb D. Vest
                                                      -------------------------
                                                   Herb D. Vest
                                                   Chief Executive Officer,
                                                   Chairman of the Board

Date: August 2, 2000                               By: /s/ Wesley Ted Sinclair
                                                      -------------------------
                                                   Wesley Ted Sinclair
                                                   Chief Financial Officer,
                                                   Vice President
                                                   (Principal Financial and
                                                   Accounting Officer)