Form 10-K405
period 2000-09-30
VEST H D INC /TX/
filed 2000-12-18
CIK 819521

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

  X         Annual Report Pursuant to Section 13 or 15(d)
-----
             of the Securities Exchange Act of 1934 (Fee Required)
                 For the fiscal year ended September 30, 2000
                                      or
_____       Transition Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934 (No Fee Required)
                 For the transition period from _____ to

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

   Registrant's telephone number, including area code (972)870-6000

   Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

          Title of each class            Exchange on which registered
   ------------------------------        -----------------------------
   Common stock, $.05 par value           NASDAQ National Market Tier

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such requirements for the past 90 days.

                            Yes  X       No ______
                               -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stocks (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of November 30, 2000, as computed by reference to the closing sale price of the registrant's Common Stock on the NASDAQ National Market Tier of the NASDAQ Market System on such date: $10,671,902.

Number of shares of the registrant's Common Stock outstanding as of November 30, 2000: 5,423,341.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

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

                                H.D. Vest, Inc.
                      d/b/a H.D. Vest Financial Services

                                                 Incorporated
               Subsidiaries                         (TEXAS)                         Services
               ------------                         -------                         --------
H.D. Vest Investment                                 1983           Registered Securities Broker-dealer
Securities, Inc. "HDVIS"                                            Products:
                                                                      Mutual Funds
                                                                      Unit Investment Trusts
                                                                      Limited Partnerships
                                                                      Stocks and Bonds

H.D. Vest Advisory Services,                         1987           Registered Investment
Inc. "HDVAS"                                                          Advisor
                                                                      Agent Licensing Assistance
                                                                      Money Management Services

H.D. Vest Technology Services,                       1999           Internet and Technology Services
Inc. "HDVTI"

H.D. Vest Mortgage Services,                         1989           Inactive Subsidiary (1)
Inc. "HDVMS"

H.D. Vest Collateral                                 1988           Inactive Subsidiary
Management Company "HDVCMC"

H.D. Vest Business Valuation                         1987           Inactive Subsidiary
Services, Inc. "HDVBVS"

H.D. Vest Corporate Finance,                         1990           Inactive Subsidiary
Inc. "HDVCF"

(1) Beginning October 1, 2000, this subsidiary resumed operations as a mortgage service provider.

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

We recruit tax professionals to become affiliated with our HDVIS and HDVAS subsidiaries, and an affiliated insurance entity, to maintain and expand a network for providing financial services. Representatives registered with us include Certified Public Accountants (CPAs), Certified Financial Planners
(CFPs), Enrolled Agents (EAs), Chartered Financial Analysts (CFAs), tax attorneys, and other tax professionals. Many hold state or national offices in CPA societies, EA organizations and public accounting societies.

Our HDVIS subsidiary is a securities broker-dealer, registered with the Securities and Exchange Commission (SEC) and securities regulatory commissions in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico. HDVIS is a member of the National Association of Securities Dealers (NASD), Securities Investors Protection Corporation (SIPC) and the Securities Industry Association (SIA). HDVIS' Representatives are primarily tax professionals located throughout the United States who provide their clients with a wide range of financial services including investments such as mutual funds, unit investment trusts ("UITs"), limited partnership interests, stocks and bonds. We utilize HDVIS' Representatives to market services provided by our other subsidiaries and an affiliated insurance entity.

Our HDVAS subsidiary is an investment advisor registered with the Securities and Exchange Commission and various state regulatory agencies and is a member of the Investment Company Institute. Through HDVAS, our Representatives can register as Investment Advisor Representatives. HDVAS has developed proprietary fee-based services, which give its Representatives the capability of providing fee-based money management services to their clients.

In December 1999, The Company established H.D. Vest Technology Services, Inc. ("HDVTI") a wholly owned subsidiary of the Company. The sole purpose of this entity is to record the costs and related revenues generated from the Company's website initiative.

We participate in various professional and industry organizations. These include, but are not limited to the Securities Industry Association, Better Business Bureau of Metropolitan Dallas, Greater Dallas Chamber of Commerce, Greater Irving-Las Colinas Chamber of Commerce, U.S.-Mexico Chamber of Commerce, International Association for Financial Planning, Mortgage Bankers Association of America, Investment Company Institute, National Association of Securities Dealers, Inc., National Investment Company Service Association and Securities Investor Protection Corporation.

(b) Financial Information About Industry Segments

We have historically operated in a single industry segment: securities brokerage and related financial services. Effective January 2000, H.D. Vest Technology Services, Inc. ("HDVTI"), a wholly owned subsidiary of the Company became a reportable segment as defined by SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". H.D. Vest's core business is in the business of financial services, organized for the purpose of investing in financial service companies and providing management services to such companies as well as other entities. H.D. Vest does not track assets by operating segments. Consequently, we have not disclosed assets by operating segments.
The following table sets forth our total revenues by major source:


SUMMARY OF COMPANY'S SOURCES OF REVENUE

                                                           Year ending September 30,
                                                     -------------------------------------
                                                 2000                 1999                 1998
                                                 ----                 ----                 ----
Commission Revenue
  Mutual Fund and UITs                        $105,271,660         $ 85,503,458         $ 75,302,440
  Insurance Products                            26,159,813           17,850,301           13,785,487
  Stocks, Bonds and
    Options                                     17,586,764           11,864,690            6,006,235
  Partnership Interests                            112,910              141,694              174,060
  Trading                                           63,754               36,414              102,282
Portfolio Management Fees                       28,386,151           21,900,550           17,049,614
Marketing and Education
  Fees                                          13,589,214           10,923,662            7,964,579
Facility and Service Fees
  From Affiliate                                   485,355              404,315              493,604
All Other                                        2,110,331            1,597,687            1,035,374
                                              ------------         ------------         ------------
Total Revenue                                 $193,765,952         $150,222,771         $121,913,675
                                              ============         ============         ============

We had assets of $57,299,204 and $34,470,649 as of September 30, 2000 and 1999,
respectively. We had net income of $3,007,749 $1,187,011 and $1,427,312 for the years ended September 30, 2000, 1999 and 1998 respectively.

(c) Narrative Description of Business

THE REGISTRANT AND ITS SUBSIDIARIES

We conduct our business under our corporate name and under the assumed name of H.D. Vest Financial Services. Through our business divisions and nationwide network of Representatives, we provide a comprehensive package of financial services and products.

Following are the various services we provide which are discussed in more detail on subsequent pages:

                       Entity Name                                            Service Performed
                       -----------                                            -----------------
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


H.D. Vest Technology Services, Inc.                         Internet and Technology Services

H.D. Vest Advisory Services, Inc.                           Professional Investment Advisory Services

H.D. Vest Mortgage Services, Inc.                           Inactive Subsidiary (1)

H.D. Vest Collateral Management Company, Inc.               Inactive Subsidiary

H.D. Vest Business Valuation Services, Inc.                 Inactive Subsidiary

H.D. Vest Corporate Finance, Inc.                           Inactive Subsidiary

(1) Beginning October 1, 2000, this subsidiary resumed operations as a mortgage service provider.

TECHNOLOGY DEVELOPMENT AND INFORMATION SERVICES

The Information Services Department is responsible for developing programs and maintaining the hardware that supports our operations as well as developing and supporting our Internet initiatives.

At the Representative level, the Information Services Department continued to develop our internet/intranet site and other programs to support the Representatives. The internet/intranet site is designed to facilitate the securities, advisory services and insurance business of our Representatives. The site provides access to account information, stock quotes, market news, and a venue for sharing marketing, business and product ideas with other Representatives. Other programs developed to assist the Representatives include: a CD-ROM Resource Library, which provides reference materials and investment transaction forms; the CD-ROM Financial Check-Up System, which assists in identifying clients' needs; and the CD-ROM Representative Success Plan, which provides training on investment basics.

A portion of our Information Services Department is dedicated to the development and support of our tax preparation web site as well as other Internet initiatives.

To promote continuing technology education and the importance of technology to our Company, we emphasize specialized education and training for our information technology staff, as well as for managers in other departments. We are a Microsoft Certified Solutions Provider, and approximately two-thirds of our Information Services Department hold the Microsoft Certified Professional (MCP) designation. The Information Services Department also includes Microsoft Certified Solution Engineers and Microsoft Certified Solution Developers. Many of our technology staff hold multiple Microsoft certifications. In addition to our technology staff, managers in other departments receive extensive training in one or more areas of technology and information management.

TECHNICAL AND SALES SUPPORT SERVICES

Our staff of financial professionals provides financial planning and investment information to H.D. Vest Representatives. In turn, our Representatives, assist their clients with their financial planning needs. These services to clients include, but are not limited to, investment and insurance planning and product selection, portfolio management, assistance in establishment of employee benefit plans, and estate planning. We provide technical and sales support to the Representatives via the internet/intranet, telephone and other means. To provide these services, we have assembled staff experts in areas of individual and business financial planning, including CPAs, CFPs, CFAs, Chartered Life Underwriters, Certified Investment Management Analysts, Chartered Financial Consultants, Certified Employee Benefits Specialists, Certified Pension Consultants, EAs, Certified Management Accountants, American Institute of Certified Public Accountants-Personal Financial Specialists, Lawyers and Pension and Executive Compensation Certificate recipients.

REGIONAL SUPPORT SYSTEM

We have developed a local support system designed to provide Representatives with assistance in all aspects of financial planning including sales and marketing training, time management, practice management, financial products, and case studies. The program training is facilitated with monthly meetings held across the country between the months of May and December. The Regional Support System also provides a network for Representatives to consult with each other and analyze actual client situations. This system operates on the philosophy that Representatives will learn from other Representatives who have successfully added financial planning services to their practices.

Each Regional Support System group is led by a successful H.D. Vest Representative who has met specified criteria and has attended our training prior to training fellow Representatives. The Regional Support System is divided into Mentor and Chapters determined by varying degrees of Representative production.

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

We also provide regional conferences to the seminar offering. These conferences are located in cities across the country and are designed to offer training on our internet/intranet site, computer software and technical investment topics.

REPRESENTATIVE RECRUITING

At September 30, 2000, we had approximately 7,449 affiliates, of which approximately 6,223 were fully licensed Representatives and approximately 1,226 Representatives who were in various stages of licensing.

We recruit Representatives for our HDVIS and HDVAS subsidiaries and an affiliated insurance entity. Since our inception, we have developed a recruiting process which we believe results in a larger network for distribution of financial products and services. Based on our experience in this area, we typically use methods that have been the most effective in the past. These methods include direct mail, recruiting seminars, telemarketing, trade shows, referral incentive programs, trade publication advertising and various educational events. We may employ additional methods of recruiting in order to develop and determine the effectiveness of such alternatives.

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

INSURANCE AGENCY MANAGEMENT SERVICES

H.D. Vest Insurance Agency (f/k/a H.D. Vest Insurance Services) (HDVIns) is owned by Herb D. Vest. HDVIns general insurance agency appoints Representatives with various insurance companies to enable them to sell insurance products to their clients. The Company, in accordance with the terms of a facilities and services agreement, provides certain management and other services to HDVIns and is paid a fee for these services. The value of these services for fiscal year ended 2000 has been determined based on the prorata portion of certain relevant expenses as a percentage of HDVIns revenues to total consolidated revenues. To the extent the Company renders services to HDVIns for which it is not compensated at fair market value, such action could constitute a conflict of interest since Mr. Vest is both the principal common shareholder and Chairman of the Board of Directors of the Company. The services provided to HDVIns by the Company are summarized as follows: management, accounting, referral data base, client tracking services, solicitation, tracking of renewal policies of insurance, collection of premiums and commissions, processing of insurance transactions, payment of salaries and other expenses, cost of recruiting, training and reporting to agents and other services as deemed appropriate by the Company. The Company receives all variable commissions through HDVIS. Variable commission revenue was $26,159,813, $17,850,301, and $13,785,487 for the years ended September 30, 2000, 1999, and 1998, respectively. In accordance with this agreement the Company has charged HDVIns $485,355, $404,315, and $493,604 for the years ended September 30, 2000, 1999, and 1998, respectively, for facilities and management services rendered. As of September 30, 2000, the Company had a receivable of $505,395 from HDVIns for these services.

INVESTMENT SERVICES

H.D. Vest Investment Securities, Inc., formed in 1983 as a Texas Corporation, is registered as a broker-dealer in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico, and is our investment products and trading subsidiary. HDVIS offers for sale non-proprietary investment products including mutual funds, UITs, direct investments, stocks and bonds. HDVIS is a member of the National Association of Securities Dealers, the Securities Investors Protection Corporation, and the Securities Industry Association.

TRADING AND CUSTOMER SERVICE

We provide trading and customer services to our Representatives on an ongoing basis. Our trading room processes trades in mutual funds, direct investments, and UITs and individual securities. In addition, our discount brokerage service allows investors to buy and sell individual securities at discounted commission rates.

The following table summarizes the number of securities transactions processed by the Company:

                         Fiscal Years Ended September 30,
                         --------------------------------
                        2000           1999           1998
                        ----           ----           ----

                     8,889,592      7,074,259      5,551,515

We clear stock and bond trades and certain mutual fund and direct participation programs, on a fully disclosed basis, through National Financial Services Corporation (NFSC), 161 Devonshire Street, Mail Stop D6, Boston, Massachusetts 02110. NFSC, as the clearing firm for HDVIS, maintains all stock, bond and option transactions of HDVIS' customers on its own records. However, the majority of transactions involving mutual funds and direct participation programs are handled directly with the product distributors.

REPRESENTATIVE LICENSING

We provide step-by-step assistance to Representatives in obtaining their securities, insurance and Registered Investment Advisor licenses, including educational programs for exams and administrative processing through the NASD, and the state agencies supervising securities and insurance licensing.

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

PROFESSIONAL INVESTMENT ADVISORY SERVICES

H.D. Vest Advisory Services, Inc. conducts our investment advisory activities. HDVAS, formed in 1987 as a Texas corporation, is registered as an investment advisor with the SEC and various state regulatory agencies and is a member of the Investment Company Institute. Our Representatives can register as Investment Advisor Agents under HDVAS, giving them the ability to provide fee-based financial planning services to their clients.

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

TRADEMARKS

We have trademarks, including H.D. Vest Financial Services, that protect us against the unauthorized use of our corporate name and programs. These trade names are valuable assets of ours and unauthorized use of these trade names is prosecuted as necessary to protect our interests.

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

HDVIS is a member of the SIPC which provides protection to customers (but not shareholders) if a SIPC member fails financially. Customers (not including investors in the stock of the Company) of HDVIS that have securities and/or cash on deposit with HDVIS, would be protected up to a maximum of $500,000, including up to $100,000 on claims for cash.

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

HDVIS had net capital, required net capital and excess net capital for the years ended September 30, 2000, 1999 and 1998 as follows:

                                 2000          1999           1998
                                 ----          -----          ----
Net capital                   $5,255,640    $3,229,712     $2,134,772

Required net capital           1,107,995       747,403        407,842
                              ----------    ----------     ----------
Excess net capital            $4,147,645    $2,482,309     $1,726,930
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

COMPETITION

There is intense competition in the brokerage and insurance industries from large, diversified, well-capitalized brokerage firms, financial institutions and other organizations. Retail oriented financial service providers and other financial institutions are investing substantial funds in advertising and direct solicitation of customers to increase their market share and, in many cases, we are directly competing with such organizations for the same market share.

EMPLOYEES

At September 30, 2000, we employed 375 full-time employees who provide support services to our Representatives. To the extent that we recruit additional Representatives, the number of employees would be expected to increase during the fiscal year ending September 30, 2001.

                            Employees by Department
                           As of September 30, 2000


                Marketing and Technical Support              163
                Administration and Other                      62
                Operations                                   134
                Educational Services                          16
                                                             ---
                Total Employees                              375
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

ITEM 3.  LEGAL PROCEEDINGS

On April 27, 2000, the Company was notified of a claim brought by clients of a former Registered Representative against H.D. Vest Investment Securities, Inc., alleging actual damages of approximately $450,000 arising from alleged conduct of the Representative. The Company is reviewing the claim and is unable at this time to determine what, if any, potential liability the Company may have in regard to this matter.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

                                     Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of September 30, 2000 our stock was listed on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol: HDVS. The total trading volume of the Company's stock for fiscal 2000 was 1,080,500 shares. There can be no assurance that a more active market will develop. The following table sets forth the range of high and low closing bid prices of our Common Stock as reported by the NASDAQ National Market System during the periods indicated. The prices set forth below represent prices between dealers, do not include retail markups, markdowns, or commissions and do not necessarily represent actual transactions.

               3 Months Ended             High           Low
               --------------             ----           ---
                    9/30/00               $6.69         $5.03
                    6/30/00                8.00          5.50
                    3/31/00               10.13          5.50
                   12/31/99                9.19          4.63
                    9/30/99                5.75          4.75
                    6/30/99                6.63          5.00
                    3/31/99                8.00          6.00
                   12/31/98                8.00          5.63
                    9/30/98                9.25          6.38
                    6/30/98               11.75          4.75
                    3/31/98               11.00          4.88
                   12/31/97                5.50          4.13


As of September 30, 2000, there were 546 holders of record of our common stock.

The NASDAQ NMS Qualification Standards require any company wishing to remain listed to have net tangible assets of $4,000,000, public float of shares of 750,000 (which are shares not held directly or indirectly by any officer, director or beneficial owner of more than 10% of the total shares outstanding), market value of public float of $5,000,000, $1 minimum bid for outstanding shares, 400 round lot shareholders and two market makers. As of September 30, 2000, there were 463 round lot holders of record of our common stock.

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

POTENTIAL FUTURE SALES PURSUANT TO RULE 144

Of the 5,423,341 shares of common stock outstanding as of September 30, 2000, 4,045,154 shares of common stock are "restricted securities," as that term is defined in Rule 144 under the Securities Act of 1933, as amended. Under this rule, a person (or persons whose shares are aggregated) not affiliated with the issuer who has satisfied a one-year holding period may, under certain circumstances, sell within a three-month period a number of shares which does not exceed the greater of 1% of the shares outstanding or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of the Company and who has satisfied a one-year holding period. After a one year holding period, if a person is not an affiliate and has not been an affiliate for the last three months, then the person can sell his shares without any restrictions applicable to Rule 144. Herb D. Vest, the Chairman of the Board and Chief Executive Officer of the Company, owns 3,397,259 shares which are subject to Rule 144. Future sales under Rule 144 may have a depressive effect on the price of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following summary of certain financial information relating to the Company for the five years ended September 30, 2000, has been derived from the audited financial statements of the Company.

Such information should be read in conjunction with the Consolidated Financial Statements and the report thereon of Arthur Andersen LLP, independent public accountants, located elsewhere in this document.

               Summary of Consolidated Statements of Operations
                       Fiscal Years Ended September 30,

-------------------------------------------------------------------------------------------------------------
                                      2000            1999            1998            1997           1996
                                  ---------------------------------------------------------------------------
Total Revenues                    $193,765,952    $150,222,771    $121,913,675    $88,469,296    $67,509,222
Net Income                        $  3,007,749    $  1,187,011    $  1,427,312    $ 2,142,063    $ 1,188,707
Net Income per
  Common Share - Basic            $        .53    $        .20    $        .24    $       .37    $       .20
Cash Dividends
  Declared per Common Share       $          -    $          -    $          -    $         -    $         -

           Summary of Consolidated Statements of Financial Position
                              As of September 30,

                                      2000            1999            1998            1997           1996
                                  ---------------------------------------------------------------------------
Working Capital                   $13,285,689     $ 6,579,642     $ 4,112,684     $ 5,054,298    $ 2,821,115
Total Assets                      $57,299,204     $34,470,649     $29,111,026     $19,747,631    $16,950,759
Notes Payable and
  Obligations under
  Capital Leases (net of
  current maturities)             $ 6,858,547     $ 1,940,638     $ 2,506,506     $ 1,016,257    $   676,844
Total Liabilities                 $44,969,580     $24,989,353     $20,721,088     $12,699,070    $11,949,226
Shareholders' Equity              $12,329,624     $ 9,481,296     $ 8,389,938     $ 7,048,561    $ 5,001,533
-------------------------------------------------------------------------------------------------------------

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

During fiscal 2000, we launched a new interactive financial planning Web site providing comprehensive, integrated financial needs analysis and appropriate investment information for consumers. The web site is intended to promote brand awareness, provide lead generation for our Representatives and to facilitate the marketing of financial products and services. The Web site has acquired approximately 330,000 registered users and during the 2000 tax season over 260,000 tax returns were completed online.

During fiscal 2001, we plan to develop this Web site to become a personal financial portal for our clients. Furthermore, we intend to pilot financial planning centers located in the Affiliates' office which would utilize interactive presentations to arrive at solutions to client's financial planning needs.

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

                             RESULTS OF OPERATIONS

REVENUES:

The following tables set forth our revenues for the periods indicated:

                                    For the year ended September 30, 2000
                                    -------------------------------------
                                       Amount     % change     % of total
Commission                           149,194,901      29%          77%
Portfolio management Fees             28,386,151      30%          15%
Marketing and education Fees          13,589,214      24%           7%
Other                                  2,595,686      30%           1%
                                     -----------                  ----
Totals                               193,765,952      29%         100%
                                     ===========      ===         ====

                                    For the year ended September 30, 1999
                                    -------------------------------------
                                       Amount     % change     % of total
Commission                          $115,396,557      21%          77%
Portfolio management Fees             21,900,550      28%          15%
Marketing and education Fees          10,923,662      37%           7%
Other                                  2,002,002      31%           1%
                                    ------------                  ----
Totals                              $150,222,771      23%         100%
                                    ============      ===         ====

                                    For the year ended September 30, 1998
                                    -------------------------------------
                                       Amount     % change     % of total
Commission                          $ 95,370,504      39%          78%
Portfolio management Fees             17,049,614      54%          14%
Marketing and education Fees           7,964,579      13%           7%
Other                                  1,528,978      (6)%          1%
                                    ------------                  ----
Totals                              $121,913,675      38%         100%
                                    ============      ===         ====

Our revenues for the years ended September 30, 2000, 1999 and 1998 were $193,765,952, $150,222,771 and $121,913,675, respectively, a 29%, 23% and 38%
increase from the years ended September 30, 1999, 1998, and 1997, respectively. We believe that the increase in revenues for the fiscal years is due to (i) the continued strength in the overall financial markets, (ii) our commitment to fee-based programs, (iii) the expansion of our Representative force through recruitment, and (iv) our continued development of programs to support and educate Representatives.

     COMMISSION REVENUE

                                                       Year ending September 30,
                                                       -------------------------
                                2000       % Change       1999       % Change        1998       % Change
                                ----       --------       ----       --------        ----       --------
Commission Revenue
 Mutual Fund
   and UITs (1)             $105,271,660      23%     $ 85,503,458       14%     $75,302,440        39%
 Insurance Products (2)       26,159,813      47%       17,850,301       29%      13,785,487        37%
 Stocks, Bonds and
   Options (1)                17,586,764      48%       11,864,690       98%       6,006,235        47%
 Partnership Interests           112,910     (20)%         141,694      (19)%        174,060        71%
 Trading                          63,754      75%           36,414      (64)%        102,282       (55)%
                            ------------              ------------               -----------       ----
Total                       $149,194,901      29%     $115,396,557       21%     $95,370,504        39%
                            ============    =====     ============      ====     ===========       ====

(1) Revenue increased in the fiscal years 2000, 1999, and 1998 due to the continued strength in the financial markets and to the continued increases in product sales resulting in part from the growth of the number of Representatives. Other contributing factors include the training programs provided by us and stable interest rates.

(2) Revenue increased due to the increase in the number of Representatives licensed to offer this product and market conditions that made this product a more attractive investment.

     PORTFOLIO MANAGEMENT FEE REVENUE

Portfolio management fee revenue was $28,386,151, $21,900,550, and $17,049,614 for the years ended September 30, 2000, 1999, and 1998, respectively. This represents a 30%, 28%, and 54% increase in 2000, 1999, and 1998, respectively. The increase is primarily due to the assets under management in our fee-based programs. Total assets under management were $2.070 billion, $1.583 billion, and $1.094 billion at September 30, 2000, 1999, and 1998. This represents a 31%, 45%, and 30% increase in 2000, 1999, and 1998, respectively.

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

     MARKETING AND EDUCATION FEE REVENUE

Marketing and education fee revenue was $13,589,214, $10,923,662, and $7,964,579 for the years ended September 30, 2000, 1999, and 1998, respectively. This represents a 24%, 37%, and 13% increase in 2000, 1999, and 1998, respectively. Revenues in 2000, 1999, and 1998 increased due to increases in sales and the expansion of the educational programs and seminars provided by us. Product sponsors assist in the funding of our educational services.

     OTHER REVENUE

Other revenue was $2,595,686, $2,002,002, and $1,528,978 for the years ended September 30, 2000, 1999, and 1998, respectively. This represents a 30% and 31% increase in 2000 and 1999, respectively, and a decline of 6% in 1998. The increase in 2000 is due primarily to interest revenue earned on increased cash balances. Cash balances were higher due, in part, to funds received from a term loan entered into during the year. The increase in 1999 is due primarily to revenue generated from billings to Representatives for expenses incurred by us related to compliance audits. The related expenses are recorded in General and Administrative Expense. The NASD recently required these compliance audits. The decline in 1998 is due to a decrease in the revenue from our catalog sales products as well as a decrease in facility and service fee revenue due to a reduced attractiveness of fixed insurance products offered by HDVIns.

EXPENSES

     COMMISSION EXPENSE

Commission expense was $110,001,795, $84,822,640, and $68,152,972 for the years ended September 30, 2000, 1999, and 1998, respectively. This represents a 30%, 20%, and 29% increase in 2000, 1999, and 1998, respectively. The matching expense on the Company's Deferred Compensation Plan is included in commission expense. As the Company increases participation in the Plan, commission expense will increase at a faster rate than the related revenue. The increase in commission expense during 2000, 1999, and 1998 is due to an increase in commission revenue from the prior year and an increase in the payout ratio from the prior year. The increase in the payout ratio is due to increased production by Representatives at higher payout levels. We believe that in periods of short-term economic fluctuations, established Representatives have an advantage over less experienced Representatives in selling investment products. As we recruit and train Representatives in lower payout categories, the revenue generated by these Representatives will help to offset increased revenue by Representatives in higher payout categories.

     PORTFOLIO MANAGEMENT FEE EXPENSE

Portfolio management fee expense was $20,814,386, $15,364,107, and $11,263,669 for the years ended September 30, 2000, 1999, and 1998, respectively. This represents a 35%, 36%, and 53% increase in 2000, 1999, and 1998, respectively. The increase in Portfolio management fee expense during 2000, 1999, and 1998 is due to an increase in portfolio management revenue from the prior year and an increase in the payout ratio from the prior year. Similar to the increase in commission expense above, the increase in the payout ratio is due to increased production by Representatives at higher payout levels.

     GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense was $21,119,007, $22,183,630, and $21,182,001 for the years ended September 30, 2000, 1999, and 1998, respectively. This represents a 5% decrease in 2000 and a 5% and 43% increase in 1999 and 1998, respectively. The reduction in expense in 2000 is related, in part, to cost containment activities conducted by the Company's management and a reduction in the fees related to Mr. Vest's management agreement. In January 2000, Mr. Vest and the Company agreed to remove the bonus provision from Mr. Vest's management agreement for the fiscal year ending September 30, 2000. The increase in 1999 was driven by additional expenses incurred to support our infrastructure, which was offset by a decrease in legal costs within the year. The increase in 1998 was due to nonrecurring costs of approximately $826,000 for expenses related to claims and $572,000 associated with the relocation of our corporate headquarters. Additionally, the increase in general and administrative expenses was due, in part, to $750,959 in human resource expense related to our increase in staffing and employee training programs and $707,427 in costs related to our mail fulfillment operations.

     OPERATIONS EXPENSE

Operations expense was $12,261,746, $10,719,749, and $7,179,790 for the years ended September 30, 2000, 1999, and 1998, respectively. This represents a 14%, 49%, and 34% increase in 2000, 1999, and 1998, respectively. Operations expense includes our mutual fund operations, customer service, licensing and compliance departments. The increase is due in part to increased Compliance expense, increased noncapitalizable costs to improve our utilization of technology, and the implementations of new mutual fund processing computer systems.

     WEBSITE DEVELOPMENT AND PROMOTION

Website development and promotion expense was $9,581,346 for the year ended September 30, 2000. No such costs were incurred during fiscal years 1999 and 1998. Website development and promotion expense is mainly comprised of approximately $9 million of advertising and promotion. The remaining expenses were non-capitalizable investments in the Company's e-commerce and branding initiatives.

     REPRESENTATIVE DEVELOPMENT EXPENSE

Representative development expense was $9,560,437, $8,736,114, and $7,521,719 for the years ended September 30, 2000, 1999 and 1998, respectively. This represents a 9%, 16%, and 16% increase in 2000, 1999, and 1998, respectively. The increase in Representative development costs is mainly due to increased participation by Representatives and the expansion of staff necessary to support participation in these programs. The increase in participation by Representatives and the related costs is directly attributable to the increased recruitment of new Representatives.

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

     REPRESENTATIVE RECRUITING EXPENSE

Representative recruiting expense was $705,532, $3,083,830, and $2,231,364 for the years ended September 30, 2000, 1999, and 1998, respectively. This represents a 77% decrease in 2000 and a 38% and 33% increase in 1999 and 1998, respectively. The decrease in Representative recruiting expense during 2000 is due to a decreased focus on recruiting efforts. To the extent that the Company decides in the future to devote significant resources to rapidly expand its Representative base through aggressive recruiting activities, future profitability would likely be impacted negatively. The increase in Representative recruiting expense during 1999 and 1998 is due to aggressive recruiting goals for the fiscal year and the use of additional methods of recruiting that have not been utilized in the past.

We recruit Representatives for our HDVIS and HDVAS subsidiaries and other affiliated entities. Since our inception, we have developed a recruiting process which we believe results in a larger network for distribution of financial products and services. Based on our experience in this area, we typically use methods that have proven to be the most effective in the past. These methods include direct mail, recruiting seminars, telemarketing, trade shows, referral incentive programs, trade publication advertising and various education events. We may employ additional methods of recruiting in order to develop and determine the effectiveness of such alternatives.

At September 30, 2000, we had approximately 7,449 affiliates, of which 6,223 are fully licensed Representatives and approximately 1,226 Representatives were in various stages of licensing. Our recruiting efforts for the year ended September 30, 2000 resulted in 1,143 new affiliates. The overall reduction in affiliates of 1,101 from prior year is the result of the decreased focus on Representative recruiting efforts. Our recruiting efforts for the years ended September 30, 1999 and 1998 resulted in increases in new affiliates of 2,861, and 2,227 respectively.

Many of H.D. Vest's Representatives are CPAs. Currently, 43 jurisdictions allow CPAs to receive commission-based compensation for the sale of products or services. The remaining 8 jurisdictions have regulations or laws which have been interpreted to preclude CPAs from receiving such compensation. Some of our CPA Representatives have been challenged in administrative actions brought by accountancy boards in various states where the receipt of commissions was previously or is currently prohibited. While we are currently aware of no material litigation involving our CPA Representatives, there is no assurance that the remaining states will change their rules and that future administrative actions will not be brought against our Representatives.

The financial growth of H.D. Vest, Inc. may be adversely impacted in the event that rules prohibiting commissions remain unchanged or should rules currently allowing CPAs to receive commissions be changed to prohibit such activity.

     AMORTIZATION AND DEPRECIATION

Amortization and depreciation expense was $3,939,526, $2,449,179, and $1,431,617 for the years ended September 30, 2000, 1999, and 1998, respectively. This represents a 61%, 71%, and 53% increase in 2000, 1999, and 1998, respectively. The increase is primarily driven by an increase in amortization and depreciation expense caused by an increase in capitalizable software development and the related computer hardware.

NET INCOME

Net income for the year ended September 30, 2000 was $3,007,749 compared to the net income of $1,187,011 and $1,427,312 for the years ended September 30, 1999 and 1998, respectively. This represents a 153% increase in 2000 and a 20% and 33% decrease in 1999 and 1998, respectively. Net income for the year ended September 30, 2000, increased from the prior year in spite of significant investments in the Company's website initiative. This increase was driven primarily by the above mentioned increase in revenues and decreases in general and administrative expenses and Representative recruiting expenses. As noted above, the decrease for fiscal year 1999 is primarily due to an increase in commission expense, an increase in costs to improve our technology and an increase in Representative Recruiting expenses. The decrease in net income for fiscal 1998 was due to increased legal and technology expenses.

                        LIQUIDITY AND CAPITAL RESOURCES

Our net working capital at September 30, 2000 was $13,285,689 compared to net working capital of $6,579,642 at September 30, 1999. The $6,706,047 or 102% increase, for the year ended September 30, 2000, is primarily a result of the Company entering into a term loan agreement with a bank for $8 million. The Company repaid an outstanding line of credit of $3 million with the proceeds. The new note bears interest, at prime plus 2% (11.5% as of September 30, 2000) and matures June 29, 2002. Principal and interest payments are due monthly under the term loan agreement.

During fiscal 2000, the Company dedicated much of its capital to the development and promotion of a new interactive financial planning website and to costs incurred for the ongoing implementation of other computer systems related to its operating and marketing efforts. These other operating systems include the Company's new Representative contact management system, enhancements to the Company's internet site, a back office system implementation, and providing more technology tools for Representative use. Management believes that this dedication to information systems will provide the Company with more capacity to manage its current growth, support future growth and will lead to an increase in efficiency.

Historically, our growth has been financed through loans, private placements of preferred and common stock, public offerings of common stock and cash flows from operations. For the period from inception through September 30, 2000, amounts from these sources have been approximately $10.5 million, $2.6 million, $5.1 million and $27.7 million, respectively.

We have a Deferred Compensation Plan (the Plan) for our Representatives. Pursuant to the Plan, Representatives may forego current compensation, and subsequently receive the deferred compensation plus a Company matching contribution, as defined in the Plan. The matching percentages for the Plan year 2001 are equal to 41%, 85%, 151% or 305% for periods of 36, 60, 84 or 120 months. As of September 30, 2000 and 1999, approximately $5,373,000 and $3,450,000, respectively, had been cumulatively deferred under the Plan.

Matching contributions on amounts deferred under the Plan are accrued as additional commission expense on a straight-line basis from the period deferred until the Representative is paid the deferral amount and matching contribution. Accordingly, commission expense will increase in the years in which commissions are earned and deferred by participants. Such increases in commission expense will have an adverse effect on our net income. To the extent that Representatives elect to defer receipt of compensation under the Plan, such compensation will ultimately be paid to the participant in the form of cash. As of September 30, 2000 and 1999, we had cumulatively accrued matching contributions of approximately $1,274,000 and $700,000, respectively. Accrued matching contributions will be paid out over a maximum of ten years. During 2000, we paid approximately $103,000 to participants representing deferred amounts and approximately $31,000 representing matching contributions.

The implementation of a new back office system in fiscal 1999 has led to an increase in customer funds held which, in turn, has increased our required net capital. This system will increase both our net capital and required net capital in current and future periods. Such increases could adversely affect available cash.

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

                          Forward-Looking Statements

The statements contained herein which are not historical fact are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Words such as "believe," "expect," "anticipate," "intend," "aim," "will," and similar language, identify forward looking statements. The following factors, among others, could affect our actual results and cause such results to differ materially from those expressed in forward-looking statements: the ability to access capital and financing on acceptable terms; heightened competition; adverse publicity and news coverage regarding our Company, products or services; adverse results in litigation; changes in social and economic conditions; changes in generally accepted accounting policies and practices, and the application of such policies and practices to us; loss or retirement of key executives, employees or technical personnel; our inability to attract and retain experienced executives, employees or technical personnel; natural events and acts of God such as earthquakes, fires and floods; changes in domestic or foreign laws and regulations affecting our ability to conduct business in the manner in which we currently conduct such business.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in U.S. prime interest rates. No derivatives are currently used to alter the interest rate characteristics of our debt instrument.

With respect to our interest-bearing liability, approximately $7.3 million of long-term debt at September 30, 2000 is subject to variable rates of interest. Based on a hypothetical 1.5% increase in interest rates, the potential annualized losses in future pretax earnings would be a maximum of $110,000. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on our borrowing cost and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in our credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

Item 8.  Financial Statements and Supplementary Data

                                      Index

                                                   Page(s)
                                                   -------
Report of Independent Public Accountants             F-1

Consolidated Statements of Financial              F-2 & F-3
  Position - September 30, 2000 and 1999

Consolidated Statements of Operations -              F-4
  Three years ended September 30, 2000

Consolidated Statements of Shareholders'             F-5
  Investment - Three years ended
  September 30, 2000

Consolidated Statements of Cash Flows -
  Three years ended September 30, 2000               F-6

Notes to Consolidated Financial Statements        F-7 - F-24

                   Report of Independent Public Accountants


To the Shareholders and Directors of H.D. Vest, Inc.:

We have audited the accompanying consolidated statements of financial position of H.D. Vest, Inc. (a Texas Corporation) as of September 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of H.D. Vest, Inc. as of September 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States.


                                                            Arthur Andersen LLP

Dallas, Texas,
October 25, 2000

                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                    ASSETS


                                                                        September 30,
                                                                        -------------
                                                               2000                       1999
                                                               ----                       ----
Current assets:
     Cash and cash equivalents                              $24,219,035                $11,918,613
     Commissions and accounts receivable, net                16,237,523                 10,857,090
     Receivable from affiliate                                  505,395                    275,390
     Prepaid expenses and other assets                        2,058,469                  1,025,506
                                                          -------------              -------------
     Total current assets                                    43,020,422                 24,076,599
                                                          -------------              -------------

Property and equipment, net of accumulated depreciation
     of $6,286,141 and $3,997,687 at September 30, 2000
     and 1999, respectively                                   8,736,940                  6,713,270
Intangible and other assets, net of accumulated
     amortization                                             5,541,842                  3,680,780
                                                          -------------              -------------
     Total assets                                           $57,299,204                $34,470,649
                                                          =============              =============

 The accompanying notes are an intregral part of these consolidated financial statements

                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT


                                                                          September 30,
                                                                          -------------
                                                                  2000                     1999
                                                                  ----                     ----
Current liabilities:
     Accounts payable and accrued expenses                    $ 8,888,024              $ 5,406,058
     Amounts due on clearing transactions                       5,975,060                2,952,533
     Unearned revenue                                           3,506,461                2,063,112
     Commissions payable                                        8,698,522                7,075,254
     Note payable - current                                     2,666,666                        -
                                                            -------------            -------------

           Total current liabilities                           29,734,733               17,496,957
                                                            -------------            -------------

Obligations under capital leases, excluding current
     installments                                               2,191,880                1,940,638
Note payable - long term                                        4,666,667                        -
Other non-current liabilities                                   8,376,300                5,551,758

Commitments and contingencies

Shareholders' investment:
Preferred stock, $6 par value; 10,000,000 shares
     authorized, 250,067 shares issued and outstanding
     in both 2000 and 1999                                      1,500,402                1,500,402
Common stock, $.05 par value; 100,000,000 shares
     authorized, 5,423,341 outstanding at September 30,
     2000 and 1999                                                271,167                  271,167
Additional paid-in capital                                      5,154,934                5,154,934
Retained earnings                                               5,403,121                2,554,793
                                                            -------------            -------------

          Total shareholders' investment                       12,329,624                9,481,296
                                                            -------------            -------------

          Total liabilities and shareholders' investment      $57,299,204              $34,470,649
                                                            =============            =============

 The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Years Ended September 30,
                                                                     -------------------------
                                                               2000            1999             1998
                                                               ----            ----             ----
Revenues:
       Commissions                                         $149,194,901     $115,396,557     $ 95,370,504
       Portfolio management fees                             28,386,151       21,900,550       17,049,614
       Marketing and education fees                          13,589,214       10,923,662        7,964,579
       Facility and service fee from affiliate                  485,355          404,315          493,604
       Other                                                  2,110,331        1,597,687        1,035,374
                                                           ------------     ------------     ------------

            Total revenues                                  193,765,952      150,222,771      121,913,675
                                                           ------------     ------------     ------------

Expenses:
       Commissions                                          110,001,795       84,822,640       68,152,972
       Portfolio management fees                             20,814,386       15,364,107       11,263,669
       General and administrative                            21,119,007       22,183,630       21,182,001
       Operations                                            12,261,746       10,719,749        7,179,790
       Website development and promotion                      9,581,346                -                -
       Representative development                             9,560,437        8,736,114        7,521,719
       Representative recruiting                                705,532        3,083,830        2,231,364
       Amortization and depreciation                          3,939,526        2,449,179        1,431,617
       Interest                                                 724,595          359,899          294,981
                                                           ------------     ------------     ------------

            Total expenses                                  188,708,370      147,719,148      119,258,113
                                                           ------------     ------------     ------------

Net income before state and federal income tax                5,057,582        2,503,623        2,655,562

Provision for state and federal income tax                    2,049,833        1,316,612        1,228,250
                                                           ------------     ------------     ------------

Net income                                                 $  3,007,749     $  1,187,011     $  1,427,312
                                                           ============     ============     ============

Net income per common share-basic                          $       0.53     $       0.20     $       0.24
                                                           ============     ============     ============

Net income per common share-dilutive                       $       0.51     $       0.20     $       0.24
                                                           ============     ============     ============

Weighted average number of common shares outstanding          5,423,341        5,423,341        5,423,341
                                                           ============     ============     ============

  The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

            FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998

                                 Shares of Stock
                                  Outstanding                                      Additional
                                                         Preferred     Common       Paid-in         Retained
                            Preferred        Common        Stock        Stock       Capital         Earnings         Total
                            ---------        ------        -----        ------      -------         --------         -----
Balance at
September 30, 1997            250,067       5,423,341   $ 1,500,402    $ 271,167   $ 5,113,334    $   163,658    $ 7,048,561

Capital Contribution                -               -             -            -        41,600              -         41,600

Preferred Dividends                 -               -             -            -             -       (127,535)      (127,535)

Net Income                          -               -             -            -             -      1,427,312      1,427,312
                              -------       ---------   -----------    ---------   -----------    -----------    -----------
Balance at
September 30, 1998            250,067       5,423,341     1,500,402      271,167     5,154,934      1,463,435      8,389,938

Preferred Dividends                 -               -             -            -             -        (95,653)       (95,653)

Net Income                          -               -             -            -             -      1,187,011      1,187,011
                             --------       ---------   -----------    ---------   -----------    -----------    -----------
Balance at
September 30, 1999            250,067       5,423,341     1,500,402      271,167     5,154,934      2,554,793      9,481,296

Preferred Dividends                 -               -             -            -             -       (159,421)      (159,421)

Net Income                          -               -             -            -             -      3,007,749      3,007,749
                             --------       ---------   -----------    ---------   -----------    -----------    -----------
Balance at
September 30, 2000            250,067       5,423,341   $ 1,500,402    $ 271,167   $ 5,154,934    $ 5,403,121    $12,329,624
                            =========       =========   ===========    =========   ===========    ===========    ===========

       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Years Ended September 30,
                                                                                             -------------------------
                                                                                     2000             1999                1998
                                                                                     ----             ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $ 3,007,749       $ 1,187,011        $ 1,427,312
  Reconciliation of net income to net cash provided by operating activities
    Amortization and depreciation                                                  3,939,526         2,438,339          1,431,617
    Deferred tax provision                                                           673,366           509,107            679,586
    Loss on sale of assets                                                            27,447            10,840            282,783
    Non-cash compensation expense                                                          -                 -             41,600
    Deferred rent                                                                     47,736           137,628            285,083
    Changes in assets and liabilities:
      Commissions and accounts receivable                                         (5,380,433)       (1,655,604)        (2,559,286)
      Receivable from affiliate                                                     (230,005)         (136,894)             3,649
      Prepaid expenses and other assets                                           (1,032,963)         (286,445)          (235,323)
      Accounts payable and accrued expenses                                        2,382,251        (2,811,239)         3,011,066
      Amounts due on clearing transactions                                         3,022,527         2,483,071            (70,076)
      Unearned revenue                                                             1,443,349           783,702            129,069
      Commissions payable                                                          1,623,268         2,235,909            150,222
                                                                                 -----------       -----------        -----------
  Net cash provided by operating activities                                        9,523,818         4,895,425          4,577,302
                                                                                 -----------       -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Costs to acquire/develop software                                           (1,886,848)       (1,882,678)        (2,200,982)
      Additions to other assets                                                   (1,462,868)          (87,108)           (11,580)
      Purchases of property and equipment                                         (1,569,231)         (627,706)        (2,355,885)
      Proceeds from sale of assets                                                         -                 -             48,670
                                                                                 -----------       -----------        -----------
  Net cash used for investing activities                                          (4,918,947)       (2,597,492)        (4,519,777)
                                                                                 -----------       -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Preferred stock dividends                                                     (159,421)          (95,653)          (127,535)
      Advances from deferred compensation plan                                     2,492,736         1,409,025          1,438,317
      Payments on deferred compensation plan                                        (133,316)          (93,322)           (13,112)
      Advances on notes receivable to related parties                                      -                 -           (485,670)
      Collection on notes receivable from related parties                                  -           446,568          2,757,035
      Proceeds from note payable                                                   8,000,000                 -                  -
      Payments on notes payable and capital lease obligations                     (2,504,448)       (1,250,300)          (807,190)
                                                                                 -----------       -----------        -----------
  Net cash provided by financing activities                                        7,695,551           416,318          2,761,845
                                                                                 -----------       -----------        -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         12,300,422         2,714,251          2,819,370

CASH AND CASH EQUIVALENTS, beginning of year                                      11,918,613         9,204,362          6,384,992
                                                                                 -----------       -----------        -----------

CASH AND CASH EQUIVALENTS, end of year                                           $24,219,035       $11,918,613        $ 9,204,362
                                                                                 ===========       ===========        ===========

       The accompanying notes are an internal part of these consolidated financial statements

                                H.D. VEST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Organization and Summary of Significant Accounting Policies

(a) Organization - H.D. Vest, Inc. (the "Company") is a Texas corporation formed in December 1986, to manage the various financial services divisions of the H.D. Vest Financial Services group. Through its wholly owned subsidiaries, the Company provides financial services through tax and accounting professionals. The Company's services are designed to assist in making individual tax and accounting professionals financial service centers for their clients.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated.

(b) Cash and Cash Equivalents - Included in cash and cash equivalents are cash balances and highly liquid investments with an original maturity of three months or less.

(c) Commissions and Accounts Receivable - Commissions and accounts receivable is stated net of certain allowances for doubtful accounts. The allowances at September 30, 2000, 1999, and 1998 were approximately $1,350,000, $1,200,000, and $810,000, respectively.

(d) Property and Equipment - Property and equipment is stated at cost and is depreciated by the straight-line method using estimated useful lives ranging from six to ten years for leasehold improvements and two to five years for all other property and equipment. At September 30, 2000 and 1999, property and equipment consisted of:



                                               September 30,
                                               -------------

                                         2000                 1999
                                         ----                 ----
Leasehold improvements              $ 1,320,478          $   917,340
Computer equipment                    8,640,510            4,887,903
Furniture and fixtures                3,939,319            3,835,498
Telephone equipment and autos         1,122,774            1,070,216
Less accumulated depreciation        (6,286,141)          (3,997,687)
                                    -----------          -----------
Total property and equipment, net   $ 8,736,940          $ 6,713,270
                                    ===========          ===========

                                H.D. VEST, INC.

During fiscal year 2000, the Company wrote off fully depreciated assets, which were no longer in service, and retired other assets with an aggregate historical cost of $189,865 and accumulated depreciation of $162,418. Depreciation expense was $2,450,872, $1,814,070, and $1,235,323 for the years ended December 31,
2000, 1999, and 1998, respectively.

(e) Intangible and Other Assets - In accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes certain costs associated with the design and implementation of the Company's internal use software. These costs, along with costs incurred to acquire intangible and certain other assets are stated at cost and where applicable are amortized by the straight-line method using an estimated useful life of two to five years. At September 30, 2000 and 1999, intangible and other assets and accumulated amortization are:


                                          September 30,
                                          -------------
                                    2000                1999
                                    ----                ----
Software development            $ 6,422,203         $ 4,535,355
Other assets                      2,149,948             687,080
Accumulated amortization         (3,030,309)         (1,541,655)
                                -----------         -----------
Total other assets, net         $ 5,541,842         $ 3,680,780
                                ===========         ===========

Amortization expense was $1,488,654, $635,109, and $196,294 for the years ended December 31, 2000, 1999, and 1998, respectively.

(f) Long-Lived Assets - The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its long-lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying amount of the asset from expected future cash flows on an undiscounted basis. If the assessment indicates that the carrying amount of the asset exceeds the undiscounted cash flows, an impairment has occurred. The impairment is calculated as the total by which the carrying amount of the asset exceeds its fair value. The fair value of long-lived assets is estimated based on quoted market prices, if available, or the expected total value of cash flows, on a discounted basis. No adjustments have been made to the carrying amounts of the Company's assets due to impairment.

                                H.D. VEST, INC.

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

(i) Web Based Fees - During the year ended September 30, 2000, the Company invited selected Representatives to participate in the Company's new website initiative. Each Representative that elected to participate in the website initiative has their individual profile included on the website and is eligible for new tax and financial services referrals obtained from the website. As part of the website initiative the Company charged each Representative that elected to participate in the program, a fee of $950 to help offset the costs associated with the promotion and development of the website. Each Representative that elected to participate in the website initiative prior to December 31, 1999, has the option to drop out of the program on October 1, 2000 and receive a full refund of the $950 fee plus interest. For the year ended September 30, 2000, the Company recognized $1,669,000 of these fees. The remainder has been reserved for potential refund requests.

(j) Advertising Costs - Advertising expenses are included primarily in website development and promotion, general and administrative, Representative development, and Representative recruiting. The expenses principally represent costs incurred to promote the Company's web site initiatives and are expensed as incurred. The amounts of such costs were $5,769,303 for the year ended September 30, 2000 and were insignificant for the years ended September 30, 1999 and 1998.

                                H.D. VEST, INC.

(k) Representative Development - Representative development expenses consist of incremental salaries, office expenses, telephone expenses, educational events, and promotional expenses directly related to training Registered
Representatives.

(l) Representative Recruiting - Representative recruiting expenses represent the incremental costs incurred by the Company to recruit potential Registered Representatives. Recruiting expenses include certain salaries, office expenses, referral incentive programs, advertising, direct mail, and telemarketing costs.

(m) Income Taxes - Deferred income taxes are provided for temporary differences between the tax basis of assets and liabilities and their financial reporting amounts. Deferred taxes are recorded using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. The Company joins with its subsidiaries and certain other affiliates in filing a consolidated federal income tax return.

(n) Supplemental Cash Flow Information - Cash interest payments for the years ended September 30, 2000, 1999, and 1998 were $650,483, $293,425, and $294,016, respectively. Cash payments for federal income taxes for the years ended September 30, 2000, 1999, and 1998 were $692,000, $282,000, and $1,187,265, respectively. During the fiscal years ended September 30, 2000, 1999, and 1998, the Company acquired assets through capital leases amounting to $2,911,196, $788,053, and $3,219,053, respectively.

(o) Use of Estimates in the Preparation of Financial Statements - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(p) Prior Years' Statements - Certain reclassifications have been made to prior years' statements in order for the amounts to be comparable with the current year presentation.

                                H.D. VEST, INC.

(q) Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") 107, "Disclosures about Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The carrying amounts reflected in the consolidated financial statements of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term maturity of the instruments. The carrying amount reflected in the consolidated financial statements of the note payable approximates fair value because of its floating rate and based on its effective interest rate compared to current market rates.

(r) New Accounting Standards - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which is effective for the fourth quarter ending September 30, 2001. SAB 101 provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is evaluating the provisions of SAB 101 and does not expect the adoption to have a material effect on the financial position or results of operations of the Company.

(2)  401(k) Retirement Plan

In March 1993, the Company formed a Salary Savings Plan 401(k) retirement plan for eligible employees. Employees are eligible for participation on the enrollment date following completion of six months of service with the Company or, if later, the enrollment date after attaining age 21. Employees may contribute up to 15 percent of their income, up to the annual maximum allowed by law. On January 1, 1999, the Company began to match contributions made by employees based upon full years of service; 20 percent match for less than 3 years of service, 40 percent match for 3 to 4 years service, and 60 percent for 5 or more years of service. Previously, the Company matched all employees at a 20 percent rate. The Company modified the plan to reward tenure among employees. Company contributions to the 401(k) retirement plan for the fiscal years ended September 30, 2000, 1999, and 1998 were $422,629, $278,068, and $106,042, respectively.

                                H.D. VEST, INC.

(3)  Financing Arrangements

In September 1997, the Company entered into a lease line of credit with a bank under which the Company may finance leases up to an arrangement amount of $2,000,000. Each lease will have a maturity of no greater than 5 years and will require level monthly principal and interest payments set in accordance with the bank's lease matrix, as defined. The collateral for each lease will be the equipment it finances. At September 30, 2000 the Company had used all of the lease line.

In February 1998, the Company also renewed its line of credit with a bank for $1,000,000. This line of credit was subsequently increased to $3,000,000 in February 2000. The line of credit bears interest, payable monthly, at prime plus 1/2% (10.00% as of September 30, 2000). Additionally, the Company's two largest shareholders pledged a portion of their holdings as collateral for the line of credit. The Company used a portion of the proceeds from the below term loan to repay this line on June 29, 2000.

On June 29, 2000 the Company entered into a term loan agreement with a bank for $8 million. The new term loan bears interest at prime plus 2% (11.5% as of September 30, 2000) and matures June 29, 2002. Principal and interest payments are due on this term loan monthly. The Company used a portion of the proceeds to repay its $3 million line of credit on this date.

The maturities of the long-term debt during the next five years are $2,666,666 in fiscal year 2001, $4,666,667 in fiscal year 2002, and $0 in fiscal years 2003, 2004, and 2005.

Under this agreement, we are subject to various financial ratios including total liabilities to tangible net worth and a fixed charge ratio. We are also subject to certain restrictions on material changes in the nature of our business and certain other material transactions.

This loan is collateralized by certain intangibles and intellectual property and all furniture, fixtures, and equipment of the Company. This loan is also guaranteed by certain subsidiaries of the Company.

                                H.D. VEST, INC.

(4)  Earnings Per Share

Basic earnings per share (basic EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. The number of shares used to compute basic EPS for the years ended September 30, 2000, 1999, and 1998 was 5,423,341. Diluted earnings per share (diluted EPS) is computed similarly to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares had been issued. The number of shares used to compute diluted EPS for the years ended September 30, 2000, 1999, and 1998 were 5,537,198, 5,488,398, and 5,537,762, respectively.

Options to purchase 273,948 shares of common stock at prices ranging from $7.63 to $20.00 per share were outstanding during the fiscal year ended September 30, 2000. Options to purchase 53,948 shares of common stock at prices ranging from $7.63 to $8.50 per share were outstanding during the fiscal year ended September 30, 1999. Options to purchase 95,454 shares of common stock at $8.50 per share were outstanding during the year ended September 30, 1998. These options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of outstanding common shares.

There were 250,067 shares of convertible preferred stock outstanding during the years ended September 30, 2000, 1999, and 1998 not included in the computation of diluted EPS because the conversion had an anti-dilutive effect on EPS.

(5)  Commitments and Contingencies

(a) Leases - The Company leases its office space and certain office equipment under lease agreements, which qualify as operating leases. The Company also leases certain office equipment under certain lease agreements, which qualify as capital leases. At September 30, 2000 and 1999, the capitalized basis of the leases included in property and equipment was approximately $8,631,369 and $5,869,047 and accumulated amortization applicable to the leased equipment was approximately $3,820,289 and $2,382,733, respectively.

                                H.D. VEST, INC.

Future minimum lease payments under operating lease commitments with initial or noncancellable terms in excess of one year and under capital lease obligations as of September 30, 2000, are:


                                         Capital                Operating
                                         Leases                  Leases
                                         ------                  ------
Year ended September 30:
2001                                    $2,372,229             $ 2,209,879
2002                                     1,753,154               2,080,115
2003                                       483,514               1,883,638
2004                                        18,261               1,816,774
2005                                         2,464               1,796,894
Thereafter                                       -               4,040,332
                                        ----------             -----------

Total minimum lease payments             4,629,622             $13,827,632
                                        ==========             ===========
Less amount representing interest          292,788
                                        ----------
Present value of net minimum capital
 lease payments                          4,336,834
Less current installments included in
 accounts payable and accrued expenses   2,144,954
Obligations under capital leases,       ----------
 excluding current installments         $2,191,880
                                        ==========

Rent expense for the years ended September 30, 2000, 1999, and 1998 was approximately $2,734,928, $1,930,768, and $2,149,893, respectively.

(b) Litigation and Contingencies - On April 27, 2000, the Company was notified of a claim brought by clients of a former Registered Representative against H.D. Vest Investment Securities, Inc., alleging actual damages of approximately $450,000 arising from alleged conduct of the Representative. The Company is reviewing the claim and is unable at this time to determine what, if any, potential liability the Company may have in regard to this matter.

                                H.D. VEST, INC.

We are subject to other legal proceedings and claims that have arisen in the ordinary course of business and have not been finally adjudicated. We believe, based on the advice of legal counsel responsible for such matters, that these actions, when finally concluded and determined, will not have a material adverse effect upon the financial position or results of operations of the Company.

(6)  Shareholders' Investment

In September 1991, the Company issued 166,667 shares of non-voting, cumulative Series A Convertible Preferred Stock at a price of $6.00 in exchange for $1,000,002 in principal amount on a note payable to a financial services company. The Company issued an additional 83,400 shares on non-voting, cumulative Series A Preferred Stock at a price of $6.00 in exchange for $500,400 in cash to a second financial services company. The Company's preferred stock pays a dividend at an annual rate of 8.5% and is payable quarterly. The preferred stock is callable by the Company and convertible by the preferred stockholder based on terms detailed in the offering agreement. Dividends of $159,421 ($0.64 per share), $95,653 ($0.38 per share) and $127,535 ($0.51 per share) were paid during fiscal years 2000, 1999, and 1998, respectively.

In August 1997, Herb D. Vest, principal common shareholder, purchased 166,667 shares of the Company's outstanding non-voting Series A Convertible Preferred Stock in a private transaction. On December 31, 1998, Herb D. Vest, principal common shareholder, entered into an agreement to purchase 83,400 shares of the Company's outstanding Non-voting Series A Convertible Preferred Stock in a private transaction. This transaction was completed on January 7, 1999. As a result of this transaction, Herb D. Vest now owns 250,067 shares of the Company's Non-voting Series A Convertible Preferred Stock.

(7)  Net Capital Requirements

The Company's main operating subsidiary, H.D. Vest Investment Securities, Inc., is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. Minimum net capital can never be lower than $250,000 or 6 2/3% of aggregate indebtedness, whichever is greater. HDVIS had net capital,

                                H.D. VEST, INC.

required net capital, and excess net capital for the years ended September 30, 2000, 1999, and 1998 as follows:


                                2000            1999            1998
                                ----            ----            ----
Net capital                  $5,255,640      $3,229,712      $2,134,772
Required net capital          1,107,995         747,403         407,842
                             ----------      ----------      ----------

Excess net capital           $4,147,645      $2,482,309      $1,726,930
                             ==========      ==========      ==========


To the extent that technology increases the amount of client funds held, the Company's required net capital will increase incrementally.

(8)  Related-Party Transactions

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

In January 2000, Herb D. Vest and the Company agreed to remove the bonus provision from Mr. Vest's management agreement for the fiscal year ending September 30, 2000. In addition, in September 2000, Mr. Vest and the Company agreed to reduce Mr. Vest's base compensation from $900,000 to $675,000 for fiscal year 2000. Pursuant to his management agreement, Mr. Vest is entitled to receive his full base salary and bonus during fiscal year 2001. The agreement also provides that Mr. Vest is permitted to request and receive advances on future management fees based on estimated future operations. At September 30, 2000, Mr. Vest had received $675,000 under this agreement, consisting entirely of management fees related to fiscal year 2000. The Company paid a bonus of $2,315,412 and $2,340,148 in fiscal 1999 and 1998, respectively. Management fees, including bonus, under these agreements were $3,215,412 and $3,240,148 for the years ended September 30, 1999 and 1998, respectively.

Herb D. Vest, Chairman of the Board of Directors and Chief Executive Officer of the Company, purchased approximately 1.4 million shares of the Company's common stock

                                H.D. VEST, INC.

from Barbara Hancock, the Company's Executive Manager of Representative Relations and a member of the Board of Directors. With the acquisition (completed during April 1999), Mr. Vest owns approximately 3.6 million of approximately 5.4 million currently outstanding shares, or approximately 67% of the Company's issued and outstanding common stock.

The Company has an agreement to provide Herb D. Vest a revolving line of credit in an amount not to exceed $2,000,000, collateralized by Mr. Vest's unrestricted Company common stock in an amount equal to the unadjusted current balance of the line of credit based on the stock's current ask price. The terms of the agreement require an annual payment to be made on November 30 of each year equal to one-seventh of the then outstanding principal plus accrued interest. The final payment of all outstanding principal and accrued interest shall be due and payable on or before November 30, 2001. Under the agreement interest accrues on unpaid principal balances at a rate of 11%. At September 30, 2000, Mr. Vest had no outstanding principal or accrued interest on this line.

The Company also had a consulting agreement with Mrs. Barbara Hancock through October 1996. In November 1996, Mrs. Hancock was employed by the Company as its Representative Relations Director, thereby terminating her consulting contract. Amounts paid to Mrs. Hancock during the years ended September 30, 2000, 1999, and 1998, under these arrangements, were approximately $354,615, $325,000, and $325,000, respectively.

The Company has an agreement to provide Barbara Hancock a revolving line of credit in an amount not to exceed $700,000, collateralized by Mrs. Hancock's unrestricted Company common stock in an amount equal to the unadjusted current balance of the line of credit based on the stock's current ask price. The terms of the agreement require an annual payment to be made on November 30 of each year equal to one-seventh of the then outstanding principal plus accrued interest. The final payment of all outstanding principal and accrued interest shall be due and payable on or before November 30, 2001. Under the agreement, interest accrues on unpaid principal balances at a rate of 11%. In December 1998, Mrs. Hancock repaid in full the outstanding principal balance, together with the accrued interest, of her revolving line of credit from the Company. At September 30, 2000, Mrs. Hancock had no outstanding principal or accrued interest on this line.

                               H.D. VEST, INC.

H.D. Vest Insurance Agency (f/k/a H.D. Vest Insurance Services) (HDVIns) is owned by Herb D. Vest. HDVIns general insurance agency appoints Representatives with various insurance companies to enable them to sell insurance products to their clients. The Company, in accordance with the terms of a facilities and services agreement, provides certain management and other services to HDVIns and is paid a fee for these services. The value of these services for the fiscal year ended 2000 has been determined based on the prorata portion of certain relevant expenses as a percentage of HDVIns revenues to total consolidated revenues. To the extent the Company renders services to HDVIns for which it is not compensated at fair market value, such action could constitute a conflict of interest since Mr. Vest is both the principal common shareholder and Chairman of the Board of Directors of the Company. The services provided to HDVIns by the Company are summarized as follows: management, accounting, referral data base, client tracking services, solicitation, tracking of renewal policies of insurance, collection of premiums and commissions, processing of insurance transactions, payment of salaries and other expenses, cost of recruiting, training and reporting to agents and other services as deemed appropriate by the Company. The Company receives all variable commissions through HDVIS. Variable commission revenue was $26,159,813, $17,850,301, and $13,785,487 for the years ended September 30, 2000, 1999, and 1998, respectively. In accordance with this agreement the Company has charged HDVIns $485,355, $404,315, and $493,604, respectively, for the years ended September 30, 2000, 1999, and 1998 for facilities and management services rendered. As of September 30, 2000, the Company had a receivable of $505,395 from HDVIns for these services.

In March 1997, Herb D. Vest, principal common shareholder, purchased options to acquire 150,000 shares of common stock with an exercise price of $5.00 from two former executive officers in a private transaction. In June 1998, Herb D. Vest, principal common shareholder, purchased options to acquire 64,000 shares of the Company's restricted common stock with exercise prices between $2.38 and $7.63 from two directors of the Company's Board of Directors. Accounting principles generally accepted in the United States require that equity transactions of this type involving an entity's principal shareholder be recorded on the entity's financial statements. Accordingly, the Company recorded a capital contribution, net of tax effect, and expense of a like amount to reflect this transaction.

                                H.D. VEST, INC.

(9)  Income Taxes

Income tax expense consisted of the following components:

                                          September 30,
                                          -------------
                               2000             1999          1998
                               ----             ----          ----
Current:
  Federal                   $1,132,653      $  718,035    $  419,389
  State                        243,814          89,471       129,275

Deferred:
  Federal                      587,950         277,008       643,619
  State                         85,416         232,098        35,967
                            ----------      ----------    ----------
                            $2,049,833      $1,316,612    $1,228,250
                            ==========      ==========    ==========

The effective income tax rate differs from the statutory federal income tax rate for the following reasons:

                                          September 30,
                          ---------------------------------------------
                               2000             1999          1998
                               ----             ----          ----
Statutory rate                 34.0%            34.0%         34.0%
State taxes, net of
   Federal                      6.1              8.4           7.5
Other                           0.4             10.2           5.1
                          ---------------------------------------------

Effective rate                 40.5%            52.6%         46.6%
                          =============================================

The following table presents the components of the net deferred tax liability:

                                                  Deferred Expense
                                 October 1, 1999     (Benefit)      September 30, 2000
                                 ---------------  ----------------  ------------------
Research and development         $ (1,263,374)    $   187,942        $   (1,451,316)
Depreciation                         (153,333)        481,359              (634,692)
Other                                 228,015           4,065               223,950
                                 ------------     -----------        --------------

Net deferred tax liability       $ (1,188,692)    $   673,366        $   (1,862,058)
                                 ============     ===========        ==============


The deferred tax liability is included in other noncurrent liabilities in the financial statements.

                                H.D. VEST, INC.

(10) Stock Option Plans

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

The Company has a Nonqualified Stock Option Plan (the "Nonqualified Plan"). The Nonqualified Plan is for all employees, as defined in the Nonqualified Plan, and the Company has reserved 800,000 shares of common stock for this plan. As of September 30, 2000, 599,948 options are outstanding under the Nonqualified Plan. The Company has a total of 733,948 options outstanding as of September 30, 2000.

A summary of the status of the Company's outstanding stock options as of September 30, 2000, 1999, and 1998 and changes during the years then ended are as follows:


------------------------------------------------------------------------------------------------------------------
                                       2000                          1999                          1998
------------------------------------------------------------------------------------------------------------------
                                              Exercise                      Exercise                    Exercise
                                                Price                         price                       price
                                                -----                         -----                       -----
                               Shares            (1)          Shares           (1)           Shares        (1)
------------------------------------------------------------------------------------------------------------------
Outstanding at
 beginning of year              375,948         $ 5.25         431,454          $5.59         423,454     $5.58

Granted                         540,000          11.70               -              -           8,000      6.26
Exercised                             -              -               -              -               -         -
Expired and cancelled           182,000              -          55,506              -               -         -

Outstanding at end
 of year                        733,948           9.85         375,948           5.25         431,454      5.59

Exercisable at end
 of year                        583,948          10.84         326,000           4.76         336,000      4.61

Fair value of options
granted                        $   1.45              -               -              -        $   4.93         -
------------------------------------------------------------------------------------------------------------------

1)  weighted average per option granted.

                                H.D. VEST, INC.

The 733,948 options outstanding as of September 30, 2000 have exercise prices between $2.38 and $20.00, with a weighted average exercise price of $9.85 and a weighted average remaining contractual life of 10 years. Approximately 583,948 of these options are exercisable with a weighted average exercise price of $10.84. The remaining 150,000 unexercisable options have an exercise price of $6.00.

On October 13, 1999, The Board of Directors resolved to issue to Herb D. Vest from the Nonqualified Stock Option Plan options for the purchase of 220,000 shares of the Company's common stock exercisable at a strike price of $20 per share for a period of three years from the date of issuance.

On November 8, 1999, the Board of Directors approved the issue of stock options to certain employees and officers. The options granted to these employees and officers allowed for the purchase, collectively, of up to 348,000 total shares of the Company's common stock at an exercise price of $6.00 per share. As of September 30, 2000, 150,000 of these options are still outstanding.

Had compensation costs been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been recorded in the following pro forma amounts:

                                         2000          1999         1998
                                         ----          ----         ----
Net income - as reported              $3,007,749   $1,187,011   $1,427,312
Net income - pro forma                 2,222,388    1,187,011    1,387,872
Earnings per share - as reported             .53          .20          .24
Earnings per share - pro forma               .38          .20          .23

Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                               H.D. VEST, INC.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                       2000          1999        1998
                                       ----          ----        ----
Risk free interest rate                 6.42%         5.86%       5.86%
Expected dividend yields                   -             -           -
Expected lives in years                   10            10          10
Expected volatility                    55.87%        66.77%      66.77%


(11) Deferred Compensation Plan

In July 1995, the Company began accepting contributions to the Deferred Compensation Plan (the "Plan") for its Representatives. Pursuant to the Plan, Representatives may forego current compensation, thus postponing recognition of income otherwise currently taxable, and subsequently receive the deferred compensation plus a Company matching contribution as defined in the Plan.

Amounts deferred as of September 30, 2000 were approximately $4,900,000 included in other noncurrent liabilities and $285,000 included in accrued expenses. Amounts deferred as of September 30, 1999 were approximately $3,264,000 included in other noncurrent liabilities and $100,000 included in accrued expenses. For the year ended September 30, 2000 the Company had paid $103,000 to participants representing deferred amounts and $31,000 representing matching contributions.

Matching contributions of amounts deferred under the Plan must be accrued as additional commission expense on a straight-line basis from the period deferred until the Representative is paid the deferral amount and matching contribution. Accordingly, participation in the Plan by Representatives will have the effect of increasing commission expense in the years in which commissions are earned and deferred by participants. Such increases in commission expense will have an adverse effect on the net income of the Company. To the extent that Representatives elect to defer receipt of compensation under the Plan, such compensation will ultimately be paid to the participant in the form of cash. Matching contributions accrued as of September 30, 2000 and 1999 approximated $1,240,000 and $700,000, respectively, and are included in noncurrent liabilities and accrued expenses.

                               H.D. VEST, INC.

(12) Segment Reporting - Effective January 2000, H.D. Vest Technology Services, Inc. (HDVTI), a wholly owned subsidiary of the Company became a reportable segment as defined by SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". H.D. Vest's Core business ("Core") is in the business of financial services, organized for the purpose of investing in financial service companies and providing management services to such companies as well as other entities. HDVTI's sole purpose is to record the cost and related revenues generated from the Company's website initiative. H.D. Vest does not track assets by operating segments. Consequently, we have not disclosed assets by operating segments. For internal and external management reporting purposes all amounts have been restated to be effective as of October 1, 1999.

                     For the year ended September 30, 2000
                     -------------------------------------

                                 Core             HDVTI         Consolidated
                              ----------        ---------     ----------------
Revenues                     $193,743,712     $     22,240      $193,765,952
Expenses                      178,500,628       10,207,742       188,708,370
Net Income (Loss) Before
 Taxes                         15,243,084      (10,185,502)        5,057,582
Income Tax Provision
 (Benefit)                      6,249,664       (4,199,831)        2,049,833
Net Income (Loss)            $  8,993,420     $ (5,985,671)     $  3,007,749

Expenses for HDVTI include $626,396 in amortization and depreciation expense and $0 in interest expense.

                                H.D. VEST, INC.

(13) Unaudited Quarterly Financial Data

The following tables set forth the unaudited quarterly results of operations:

                                           For the year ended September 30, 2000
                          -----------------------------------------------------------------------
                            First Quarter      Second Quarter   Third Quarter    Fourth Quarter
                          -----------------------------------------------------------------------
Revenues                     $43,910,425         $51,708,972      $52,452,334      $45,694,222

Net income/(loss)            $ 1,892,268         $(2,179,153)     $   642,232      $ 2,652,403

Net income/(loss) per
common share-basic           $      0.34         $     (0.41)     $      0.11      $      0.48

Net income/(loss) per
common share-diluted         $      0.34         $     (0.41)     $      0.11      $      0.46

                                           For the year ended September 30, 1999
                          -----------------------------------------------------------------------
                            First Quarter      Second Quarter   Third Quarter    Fourth Quarter
                          -----------------------------------------------------------------------
Revenues                     $34,535,387         $35,294,971      $39,767,096      $40,625,316

Net income/(loss)            $   179,354         $  (144,452)     $  (202,180)     $ 1,354,289

Net income/(loss) per
common share-basic           $      0.03         $     (0.03)     $     (0.04)     $      0.25

Net income/(loss) per
common share-diluted         $      0.03         $     (0.03)     $     (0.04)     $      0.24

Item 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides certain information about each of the Company's and its subsidiaries' current members of the Board of Directors, officers and directors of certain divisions of the Company as of September 30, 2000.

              Name               Age          Position with the Company
              ----               ---          -------------------------

Herb D. Vest                     56           Chairman of the Board of
                                              Directors and Chief
                                              Executive Officer

Barbara Hancock                  54           Board of Directors and
                                              Representative Relations
                                              Director

Kenneth E. Reynolds              71           Board of Directors

Jack B. Strong                   70           Board of Directors

Jerry M. Prater                  58           Board of Directors

Phillip W. Mayer                 58           Board of Directors

Kenneth R. Petree                57           Board of Directors

Roger Ochs                       39           President

W. Ted Sinclair                  36           Vice President and Chief
                                              Financial Officer

R. Bredt Norwood                 36           General Counsel and
                                              Corporate Secretary

KEY EMPLOYEES

Herb D. Vest, Chairman of the Board of Directors and Chief Executive Officer. Prior to assuming his present position with the Company and HDVIS in June 1983, Mr. Vest practiced public accounting and financial planning for ten years as the sole proprietor of Herb D. Vest, CPA. Prior to June 1983, Mr. Vest was also registered with a National Association of Securities Dealers firm. Mr. Vest is a Certified Public Accountant, Certified Management Accountant, Certified Financial Planner, Chartered Financial Analyst, Certified Fund Specialist, Certified Microsoft Professional, Master, Fellow Life Management Institute, Chartered Life Underwriter, Registered Health Underwriter, Chartered Financial Consultant, Accredited Personal Financial Specialist and Certified Employee Benefit Specialist. He holds certificates in Pension and Executive Compensation and Estate Planning & Taxation from The American College. Mr. Vest holds a Bachelor of Science Degree in Political Science and three Masters of Science Degrees, in Taxation, Financial Services. He holds a Juris Doctorate from an unaccredited law school and is licensed to practice law in California. He holds an LLM from an accredited law school. Mr. Vest holds a Doctorate in International Business Administration. He is a National Association of Securities Dealers General Securities Principal, Registered Options Principal, Municipal Securities Principal, and Financial and Operations Principal. He is a licensed real estate broker in three states and licensed life, health and accident insurance agent in forty-nine states. Mr. Vest is also a licensed Property and Casualty Insurance Agent. Following graduation from college in 1966, Mr. Vest served as an infantry officer in the U.S. Army, including two tours of duty in Vietnam. He has served as a lecturer at local colleges and universities including the University of Texas at Arlington and the Seminar for Financial Analysts held at the University of Windsor, Ontario. He is also a member of the American Institute of Certified Public Accountants, the Texas Society of CPAs, American Bar Association, Association for Investment Management and Research, Dallas Association of Investment Analysts, National Association of Business Economists, World Future Society, Association of International Accountants, the State Bar of California and Mensa. Additionally, Mr. Vest has written on international trade, taxation, portfolio management and the financial services profession for such publications as Global Custodian, Business Mexico, Personal Financial Planning, Accounting Today, CFP Today, Real Estate Securities & Capital Markets, and The Dallas Business Journal. Mr. Vest has been voted among the 100 Most Influential People in Accounting by Accounting Today magazine since 1994 and is the winner of an Ernst and Young Entrepreneur of the Year Award in 1999. Mr. Vest has co-authored two books, "Wealth Workout" and "Wealth- How to get it, How to keep it".

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

Jerry M. Prater, Board of Directors. He has been a practicing Certified Public Accountant since 1983. Mr. Prater has held positions with agencies of the U.S. Department of Defense,

Continental Electronics Mfg. Co., Hill & Wilkinson and Quazon Corporation, prior to founding his own Dallas, Texas-based public accounting practice in 1983. Mr. Prater was elected to the Board of Directors of the Company in 1994.

Phillip W. Mayer, Board of Directors. He has held a variety of command and staff positions as an Infantry Officer in the United States Army prior to his retirement in 1982. Mr. Mayer holds two masters degrees and was designated a Certified Public Manager by the Arizona State University Advanced Public Executive Program in 1990. Since 1985, he has worked in the corrections profession as a Program Manager and Director of Staff Training. He currently serves as a Staff Training Manager for the Santa Clara County Department of Correction, San Jose, California. Mr. Mayer was elected to the Board of Directors of the Company in 1994.

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

R. Bredt Norwood, General Counsel and Corporate Secretary. Mr. Norwood was employed by the Company in fiscal 1994. Mr. Norwood advises the firm on corporate legal matters and litigation, manages the Company's in-house and outside counsel, and oversees the Company's involvement in government and regulatory affairs. He holds an undergraduate degree in government from the University of Texas at Austin and a juris doctor degree from Southern Methodist University School of Law.

     Item 11.  Executive Compensation

     The following table sets forth all remuneration earned in salary and bonus in the current year to the Chief Executive Officer, the highest paid members of the Board of Directors, Officers and key Senior Managers each receiving in excess of $100,000.

                          Summary Compensation Table


                                                                              Restricted        Stock
            Name & Principal       Fiscal                                        Stock         Options           All Other
                Position           Year         Salary          Bonus            Awards          (1)            Compensation
------------------------------------------------------------------------------------------------------------------------------------
Herb D. Vest                       2000         675,000                -           -              -                    53,700
Chairman of the Board of           1999         900,000        2,315,412           -              -                    53,700
Directors and Chief                1998         900,000        2,340,148           -              -                    53,700
Executive Officer(2)

Barbara Hancock                    2000         354,615          242,713           -              -                    29,500
Director and Director              1999         325,000           20,000           -              -                    29,500
Of Representative                  1998         325,000           27,283           -              -                    29,500
Relations


Roger Ochs                         2000         300,000          404,521           -              -                         -
President                          1999         209,615          289,641           -              -                         -
                                   1998         150,000          194,898           -              -                         -

W. Ted Sinclair                    2000         172,700          117,985           -              -                         -
Vice President and Chief           1999         160,000          102,984           -              -                         -
Financial Officer                  1998         145,000           90,952           -              -                         -

R. Bredt Norwood                   2000         136,923           70,117           -              -                         -
General Counsel and                1999         130,000           66,846           -              -                         -
Corporate Secretary                1998         115,808           57,170           -              -                         -


------------------------------------------------------------------------------------------------------------------------------------

1) All officers are covered under a bonus stock plan (see Management - Stock Options and Certain Transactions - Stock Options). No goals have been set to issue common stock options for fiscal years ending September 30, 2000, 1999, or 1998. No awards were earned in 2000, 1999, or 1998.

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

Under the Restricted Stock portion of the Executive Officer's Compensation Plan, a number of shares of restricted stock are determined by the Chief Executive Officer of the Company as allocable to a particular participant. This restricted stock is credited to the participant's account and will be vested and distributable upon the first to occur of the following events: (1) long-term disability, death of the participant or attaining the preselected Deferral Date; or (2) the date of a "change-in-control" of the Company (as that term is defined in the executive officer's deferred compensation plan). No stock was earned under the Executive Officer's Compensation Plan for the fiscal year ended September 30, 2000.

The Board of Directors annually sets goals, which, if attained, will generate a cash bonus for the participant payable unless certain losses are also incurred.

In addition, bonus stock will be credited to participants' accounts in the form of restricted stock on the basis of the Company's attaining three-year cumulative revenue goals. Each year, these goals are set by the Board of Directors for the upcoming three years and are based in part on the previous year's goals that consist of a threshold, a target and a maximum cumulative revenue goal. Upon attaining one of these goals, bonus stock credited in the form of restricted stock to the participant's plan vests and will become distributable only upon retirement, long term disability or death of the participant, or the date of a "change-in-control" of the Company (as that term is defined in the Executive Officer's Compensation Plan). No goals have been set to issue common stock options for fiscal years ending September 30, 2000, 1999, or 1998. No awards were earned in 2000, 1999, or 1998.

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

Options covering 191,497 shares were granted at an option price of $8.50 per share as of October 1, 1987 to employees; 49,948 of these options remain outstanding as of September 30, 2000.

As of September 30, 2000, options covering 599,948 shares issued from the Stock Option Plan are outstanding. In March 1997, Herb D. Vest, principal common shareholder, purchased 150,000 of such options from two former employees of the Company in a private transaction.

In addition to the Stock Option Plan, the Board of Directors has from time to time approved the issuance of options to employees, independent directors, and advisors to the Company. In November 1992, the Board of Directors resolved that independent directors elected to the Board be granted options for the purchase of 2,000 shares of the Company's common stock each quarter (a total of 8,000 shares for the year elected). The Board resolved to discontinue issuing such options in June 1998. Options covering 64,000 shares of stock were issued to independent directors. During fiscal year 1998, Herb D. Vest purchased these options from the independent directors in private transactions. These 64,000 options remain outstanding as of September 30, 2000.

As a result of the foregoing, options covering 733,948 shares of common stock, with exercise prices ranging from $2.38 to $20.00 per share, have been issued to officers, directors and employees of the Company, and remain outstanding at September 30, 2000. The following table provides information with respect to options issued to officers and directors that remain outstanding as of September 30, 2000:

_______________________________________________________________________________
              Aggregated Option Exercises in Last Fiscal Year End
                       and Fiscal Year End Option Values

-------------------------------------------------------------------------------

                                                                   Number of Unexercised              Value of Unexercised, In-
                                 Shares                               Options Held At                The-Money Options at Fiscal
                                Acquired                              Fiscal Year End                          Year End
                                 Through                              ---------------                          --------
            Name                 Options       Value            Exercisable       Unexercisable      Exercisable     Unexercisable
                                Exercised     Realized                                                   (1)               (2)
----------------------------------------------------------------------------------------------------------------------------------
Herb D. Vest                        -            -                579,148               -              $250,695             -
Roger Ochs                          -            -                 40,000               -                     -             -
W. Ted Sinclair                     -            -                  1,456               -                     -             -
R. Bredt Norwood                    -            -                 10,000               -                     -             -

     (1) Represents the difference between the closing price of the Company's common stock on September 30, 2000 and the exercise price of the options.

     (2) The current fair market value of the stock at September 30, 2000 was below the option exercise price.

     COMPENSATION OF DIRECTORS

     The Company's Board of Directors holds formal and informal meetings throughout the year with management and shareholders to discuss Company affairs.

     The Company's Board of Directors has an Audit Committee. The function of the Audit Committee is (i)to oversee the Company's system of internal control and the financial reporting process; (ii)to review the internal audit function; (iii)to approve the selection of the Company's independent accountants; and (iv)to review audit reports. The members of the Audit Committee during fiscal 2000 were Jerry Prater, Jack Strong and Phillip Mayer.

     The Company's Board of Directors has a Compensation Committee. The Function of the Compensation Committee is to review, discuss and advise management and officers of the Company regarding compensation and other employment benefits afforded officers and employees of the Company. As of September 30, 2000, the Compensation Committee includes the members of the Board of
     Directors: Herb D. Vest, Barbara Hancock, Kenneth R. Petree, Jack Strong, Kenneth Reynolds, Jerry Prater and Phillip Mayer.

Directors are reimbursed for travel and other expenses related to attendance at Board and committee meetings. Total compensation to the Directors for the year ended September 30, 2000 is as follows:


          Name                    Title                                                 Compensation
          ----                    -----                                                 -----------
          Herb D. Vest            Chairman of the Board of Directors                        $53,700
          Barbara Hancock         Director                                                   29,500
          Jack Strong             Director and Member-Audit Committee                        38,500
          Kenneth Reynolds        Director                                                   29,500
          Jerry Prater            Director and Chairman of the Audit Committee               35,500
          Phillip Mayer           Director and Member-Audit Committee                        33,500
          Kenneth Petree          Director                                                   29,500

Mr. Strong and Strongworth, Inc., an entity with which Mr. Strong is affiliated, received approximately $30,000 in professional fees for services performed for the Company in fiscal 1999.

Effective November 1999, Jack Strong submitted and the Company accepted Mr. Strong's resignation as a consultant to the Company pursuant to which the Company's contract with Mr. Strong was terminated. Subsequent to November 1999, Mr. Strong is an independent member of the Company's Board of Directors.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information is furnished as of September 30, 2000, to indicate beneficial ownership of more than 5% of the Company's Common Stock, as well as beneficial ownership by each director and certain executives, individually and directors of the Company, as a group, of shares of the Company's Common stock.

                                                               # OF SHARES
                                                               -----------
                       OWNER                                BENEFICIALLY OWNED                      % OF SHARES
                       -----                           ------------------------------               -----------
Herb D. Vest                                                              4,390,181  (1)                   69%
Roger C. Ochs                                                                43,406  (2)                     *
Barbara Hancock                                                                 300                          *
Kenneth E. Reynolds                                                             550                          *
Jack B. Strong                                                                  100                          *
Kenneth R. Petree                                                             1,265                          *
W. Ted Sinclair                                                               1,481  (3)                     *
R. Bredt Norwood                                                             10,746  (4)                     *
-------------------------------------------------------------------------------------------------------------------
Officers and Directors as a Group                                         4,448,029                        69%
===================================================================================================================

Matthew W. Vest                                                             308,968  (5)                    5%
Daniel M. Vest                                                              308,967  (5)                    5%

*Less than one percent

(1) Includes 3,560,966 of Outstanding Common Stock, 314,000 Common Stock Options with an exercise price ranging from $2.38 to $7.63, 45,148 Common Stock Options with an exercise price of $8.50, 220,000 Common Stock Options with an exercise price of $20, and 250,067 Exercisable Convertible Series A Preferred Stock with a conversion rate of one preferred share for one share of common stock. Ownership percentage excluding Common Stock Options and the Convertible Series A Preferred Stock is 66%.

(2) Includes 40,000 Common Stock Options with an exercise price of $6.00.

(3) Includes 1,456 Common Stock Options with an exercise price of $8.00.

(4) Includes 10,000 Common Stock Options with an exercise price of $6.00.

(5) Includes 211,633 of 423,266 shares held in a shared voting and investment trust.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENTS

The Company has an agreement with Herb D. Vest (principal common shareholder) for management services to the Company. The agreement with Herb D. Vest provides for a management fee per year including an annual bonus based on the Company's performance related to revenue and net income goals, additions of Company affiliates and Fee Based Assets under Management, as established by the Board of Directors. The Company paid a bonus of $2,315,412, and $2,340,148 in fiscal 1999, and 1998, respectively. Management fees, including bonus, under these agreements were $3,215,412, and $3,240,148 for the years ended September 30, 1999, and 1998, respectively.

In January 2000, Herb D. Vest and the Company agreed to remove the bonus provision from Mr. Vest's management agreement for the fiscal year ending September 30, 2000. In addition, in September, 2000, Mr. Vest and the Company agreed to reduce Mr. Vest's base compensation from $900,000 to $675,000 for fiscal year 2000. Pursuant to his management agreement, Mr. Vest is entitled to receive his full base salary and bonus during fiscal year 2001. The agreement also provides that Mr. Vest is permitted to request and receive advances on future management fees based on estimated future operations. At September 30, 2000, Mr. Vest had received $675,000 under this agreement, consisting entirely of management fees related to fiscal year 2000.

H.D. VEST INSURANCE AGENCY

H.D. Vest Insurance Agency (f/k/a H.D. Vest Insurance Services) (HDVIns) is owned by Herb D. Vest. HDVIns general insurance agency appoints Representatives with various insurance companies to enable them to sell insurance products to their clients. The Company, in accordance with the terms of a facilities and services agreement, provides certain management and other services to HDVIns and is paid a fee for these services. The value of these services for fiscal year ended 2000 has been determined based on the prorata portion of certain relevant expenses as a percentage of HDVIns revenues to total consolidated revenues. To the extent the Company renders services to HDVIns for which it is not compensated at fair market value, such action could constitute a conflict of interest since Mr. Vest is both the principal common shareholder and Chairman of the Board of Directors of the Company. The services provided to HDVIns by the Company are summarized as follows: management, accounting, referral data base, client tracking services, solicitation, tracking of renewal policies of insurance, collection of premiums and commissions, processing of insurance transactions, payment of salaries and other expenses, cost of recruiting, training and reporting to agents and other services as deemed appropriate by the Company. The Company receives all variable commissions through HDVIS. Variable commission revenue was $26,159,813, $17,850,301, and $13,785,487 for the years ended September 30, 2000, 1999, and
1998, respectively. In accordance with this agreement the Company has charged HDVIns $485,355, $404,315, and $493,604 for the years ended September 30, 2000, 1999, and 1998, respectively, for facilities and management services rendered. As of September 30, 2000, the Company had a receivable of $505,395 from HDVIns for these services.

LINES OF CREDIT

The Company has an agreement to provide Herb D. Vest a revolving line of credit in an amount not to exceed $2,000,000, collateralized by Mr. Vest's unrestricted Company common stock in an amount equal to the unadjusted current balance of the line of credit based on the stock's current ask price. The terms of the agreement require an annual payment to be made on November 30 of each year equal to one-seventh of the then outstanding principal plus accrued interest. The final payment of all outstanding principal and accrued interest shall be due and payable on or before November 30, 2001. Under the agreement interest accrues on unpaid principal balances at a rate of 11%. At September 30, 2000, Mr. Vest had no outstanding principal or accrued interest on this line.

The Company has an agreement to provide Barbara Hancock a revolving line of credit in an amount not to exceed $700,000, collateralized by Mrs. Hancock's unrestricted Company common stock in an amount equal to the unadjusted current balance of the line of credit based on the stock's current ask price. The terms of the agreement require an annual payment to be made on November 30 of each year equal to one-seventh of the then outstanding principal plus accrued interest. The final payment of all outstanding principal and accrued interest shall be due and payable on or before November 30, 2001. Under the agreement, interest accrues on unpaid principal balances at a rate of 11%. In December 1998, Barbara Hancock repaid in full the outstanding principal balance, together with the accrued interest, of her revolving line of credit from the Company. At September 30, 2000, Mrs. Hancock had no outstanding principal or accrued interest on this line.

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

401(k) RETIREMENT PLAN

In March 1993, the Company formed a Salary Savings Plan 401(k)-retirement plan for eligible employees. Employees are eligible for participation on the enrollment date following completion of six months of service with the Company or, if later, the enrollment date after attaining age 21. Employees may contribute up to 15 percent of their income, up to the annual maximum allowed by law. On January 1, 1999 the Company began to match contributions made by employees based upon full years of service; 20 percent match for less than 3 years of service, 40 percent match for 3 to 4 years service, and 60 percent for 5 or more years of service. Previously, the Company matched all employees at a 20 percent rate. The Company modified the plan to reward tenure among employees. Company contributions to the 401(k) retirement plan for the fiscal years ended September 30, 2000, 1999, and 1998 were $422,629, $278,068, and $106,042, respectively.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a)       1.        Index to Consolidated Financial Statements
                             Report of Independent Public Accountants
                             Consolidated Statements of Financial Position Consolidated Statements of Operations
                             Consolidated Statements of Shareholders' Investment Consolidated Statements of Cash Flows
                             Notes to Consolidated Financial Statements


         2.        Exhibits


Exhibit Number                            Exhibit
--------------                            -------

         3.1                 Articles of Incorporation and Bylaws            *
         3.2                 Second Articles of Amendment to Articles of
                             Incorporation                                   +
         10.1                Non-Qualified Stock Option Plan                 *
         10.2                Facilities and Service Agreement with H.D. Vest
                             Insurance Services                              *
         10.3                Registered Representative Sales Agreement       +
         10.4                Management Agreement with Herb D. Vest          +
         10.5                Management Agreement with Barbara Hancock       *
         10.6                Termination Agreement with Barbara Hancock      +
         10.7                Line of Credit Agreement with Herb D. Vest      .
         10.8                Line of Credit Agreement with Barbara Hancock   .
         10.9                Las Colinas Corporate Center Lease
         10.10               Premier Suite 100 Lease
         10.11               Premier Suite 150 Lease
         21.1                Subsidiaries of the Registrant
         27.1                Financial Data Schedule


                   * Incorporated by reference from the annual report filed on Form 10-K for the fiscal year ended September 30, 1988.

                   + Incorporated by reference from the annual report filed on Form 10-K for the fiscal year ended September 30, 1991.

                   . Incorporated by reference from the annual report filed on Form 10-K for the fiscal year ended September 30, 1994.


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

                                                     H.D. VEST, INC.
                                                     ------------------
                                                        (Registrant)


Date:  December 18, 2000                                     By:/s/ Herb D. Vest
                                                                ---------------
                                                                Herb D. Vest
                                                           Chairman of the Board
                                                     and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:s/    Herb D. Vest              By:s/    Barbara Hancock
   ---------------------------        ------------------------------
         Herb D. Vest                       Barbara Hancock
  Chairman of the Board                       Director
and Chief Executive Officer

By:s/  Phillip W. Mayer            By:s/  Kenneth R. Petree
   ----------------------------       -------------------------
       Phillip W. Mayer                   Kenneth R. Petree
          Director                            Director

By:s/  Wesley Ted Sinclair         By:s/  Jerry M. Prater
   ---------------------------        ---------------------------
       Wesley Ted Sinclair                Jerry M. Prater
      CFO and Vice President                  Director
    (Principal Financial and
       Accounting Officer)


By:s/  Kenneth E. Reynolds         By:s/  Jack B. Strong
   ---------------------------     ----------------------------
       Kenneth E. Reynolds                Jack B. Strong
          Director                           Director