Form 10-Q
period 2000-12-31
VEST H D INC /TX/
filed 2001-02-14
CIK 819521

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

   X        Quarterly Report Pursuant to Section 13 or 15(d) of the
  ---
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31, 2000

                                       or

            Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Transition Period from _____ to _____

                         Commission File Number 0-19614


                                H.D. VEST, INC.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 Texas                                  75-2154244
      ------------------------------        --------------------------------
     (State or other jurisdiction of       (IRS Employer Identification No.)
       incorporation or organization)


        6333 North State Highway 161, Fourth Floor, Irving, Texas 75038
        ---------------------------------------------------------------
             (Address of principal executive offices and zip code)


     Registrant's telephone number, including area code:  (972) 870-6000
                                                          --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.
                                      ---
Number of shares of the registrant's Common Stock outstanding as of January 31, 2001: 5,423,341.

                               H. D. VEST, INC.

                                     INDEX

                                                                                                  Page(s)
                                                                                                  ------
PART I   Financial Information (Unaudited)
         --------------------------------

Item 1   Financial Statements (Unaudited)

            Consolidated Statements of Financial Position December 31, 2000 and September
              30, 2000                                                                               1

            Consolidated Statements of Operations Three Months Ended December 31, 2000
              and December 31, 1999                                                                  2

            Consolidated Statements of Cash Flows Three Months Ended December 31, 2000
              and December 31, 1999                                                                  3

            Notes to Consolidated Financial Statements                                              4-8

Item 2   Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                               9-12

PART II  Other Information
         -----------------

Item 1   Legal Proceedings                                                                           12

Item 3   Quantitative and Qualitative Disclosures About Market Risk                                  12

Item 4   Submission of Matters to a Vote of Shareholders                                             13

Item 5   Other Information                                                                           13

Item 6   Exhibits and Reports on Form 8-K                                                            13

         Signatures                                                                                  14

PART I Financial Information (Unaudited)
----------------------------------------
Item 1 Financial Statements (Unaudited)
---------------------------------------

                                H.D.VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                   (Unaudited)

                                                                                          December 31, 2000       September 30, 2000
                                                                                          -----------------       ------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                                   $15,541,816              $24,219,035
    Commissions and accounts receivable, net                                                     14,273,114               16,237,523
    Receivable from officer                                                                       1,103,475                        -
    Receivable from affiliate                                                                       389,580                  505,395
    Prepaid expenses and other assets                                                             1,795,270                2,058,469
                                                                                       --------------------    ---------------------
Total current assets                                                                             33,103,255               43,020,422
                                                                                       --------------------    ---------------------

Property and equipment, net of accumulated depreciation
  of $7,079,258 at December 31, 2000 and $6,286,141 at
  September 30, 2000                                                                             10,329,013                8,736,940
Intangible and other assets, net of accumulated amortization                                      6,635,360                5,541,842
                                                                                        --------------------   ---------------------

Total assets                                                                                    $50,067,628              $57,299,204
                                                                                        ====================   =====================

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
    Accounts payable and accrued expenses                                                        $6,361,883               $8,888,024
    Amounts due on clearing transactions                                                          3,413,435                5,975,060
    Unearned revenue                                                                              1,013,019                3,506,461
    Commissions payable                                                                           8,082,500                8,698,522
    Note payable - current                                                                        2,666,666                2,666,666
                                                                                       --------------------    ---------------------
Total current liabilities                                                                        21,537,503               29,734,733
                                                                                       --------------------    ---------------------

Obligations under capital leases, excluding current installments                                  2,665,762                2,191,880
Note payable - non current                                                                        4,000,001                4,666,667
Other non current liabilities                                                                     8,969,996                8,376,300

Shareholders' investment:
    Preferred stock, $6 par value; 10,000,000 shares authorized, 250,067 shares
      issued and outstanding                                                                      1,500,402                1,500,402
    Common stock, $.05 par value; 100,000,000 shares authorized; 5,423,341 issued
      and outstanding                                                                               271,167                  271,167
    Additional paid-in capital                                                                    5,154,934                5,154,934
    Retained earnings                                                                             5,967,863                5,403,121
                                                                                       --------------------    ---------------------

Total shareholders' investment                                                                   12,894,366               12,329,624
                                                                                       --------------------    ---------------------

Total liabilities and shareholders' investment                                                  $50,067,628              $57,299,204
                                                                                       ====================    =====================



 The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                                                          Three Months Ended
                                                                                          ------------------
                                                                                             December 31,
                                                                                             ------------
                                                                                     2000                           1999
                                                                                     ----                           ----
Revenues:
     Commissions                                                                      $32,461,166                  $31,606,014
     Portfolio management fees                                                          7,929,219                    6,245,976
     Marketing and education fees                                                       5,430,767                    5,401,632
     Facility and service fee from affiliate                                              179,465                      175,000
     Interest and other                                                                   760,110                      481,803
                                                                             --------------------           ------------------
Total revenues                                                                         46,760,727                   43,910,425
                                                                             --------------------           ------------------

Expenses:
     Commissions                                                                       24,236,179                   23,749,404
     Portfolio management fees                                                          5,722,767                    4,424,834
     General and administrative and
        website development and promotion                                               6,884,509                    4,623,535
     Operations                                                                         3,900,869                    3,965,395
     Representative development                                                         3,093,131                    2,741,239
     Representative recruiting                                                            193,056                      257,033
     Amortization and depreciation                                                      1,243,509                      807,658
     Interest                                                                             323,727                       73,569
                                                                             --------------------           ------------------
Total expenses                                                                         45,597,747                   40,642,667
                                                                             --------------------           ------------------

Net income before state and federal income tax                                          1,162,980                    3,267,758

Provision for state and federal income tax                                                566,354                    1,375,490
                                                                             --------------------           ------------------
Net income                                                                            $   596,626                  $ 1,892,268
                                                                             ====================           ==================

Net income per common share-basic and diluted                                         $      0.10                  $      0.34
                                                                             ====================           ==================

Weighted average number of common shares outstanding                                    5,423,341                    5,423,341
                                                                             ====================           ==================


       The accompanying notes are an integral part of these consolidated financial statements

                                                          H.D. VEST, INC.

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            (Unaudited)
                                                                                               Three Months Ended
                                                                                               ------------------
                                                                                                  December 31,
                                                                                                  ------------
                                                                                        2000                         1999
                                                                                        ----                         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                        $   596,626                $ 1,892,268
      Reconciliation of net income to net cash
          provided by operating activities
        Amortization and depreciation                                                     1,243,509                    807,658
        Deferred tax provision (benefit)                                                    (21,068)                   263,588
        Loss on sale of assets                                                                    -                     18,709
        Deferred rent                                                                         4,443                     34,407
      Changes in assets and liabilities:
        Commissions and accounts receivable                                               1,964,409                 (1,252,652)
        Receivable from affiliate                                                           115,815                   (148,913)
        Prepaid expenses and other assets                                                   263,199                 (1,167,484)
        Accounts payable and accrued expenses                                            (2,967,122)                   170,158
        Amounts due on clearing transactions                                             (2,561,625)                  (892,990)
        Unearned revenues                                                                (2,493,442)                   181,608
        Commissions payable                                                                (616,022)                 1,037,706
                                                                                        -----------                -----------
Net cash provided by (used for) operating activities
                                                                                         (4,471,278)                   944,063
                                                                                        -----------                -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Costs to acquire/develop software                                                    (368,430)                  (359,283)
      Additions to intangible and other assets                                           (1,175,480)                         -
      Purchases of property and equipment                                                  (905,958)                  (238,286)
                                                                                        -----------                -----------
Net cash (used for) investing activities                                                 (2,449,868)                  (597,569)
                                                                                        -----------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Preferred stock dividends                                                             (31,884)                   (31,884)
      Advances from deferred compensation plan                                              718,732                    349,482
      Payments on deferred compensation plan                                                (72,705)                   (19,684)
      Advances on notes receivable - related parties                                     (1,103,475)                  (150,000)
      Payments on notes payable and capital lease obligations                            (1,266,741)                  (355,412)
                                                                                        -----------                -----------
Net cash (used for) financing activities                                                 (1,756,073)                  (207,498)
                                                                                        -----------                -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (8,677,219)                   138,996

CASH AND CASH EQUIVALENTS, September 30, 2000 and 1999                                   24,219,035                 11,918,613
                                                                                        -----------                -----------

CASH AND CASH EQUIVALENTS, December 31, 2000 and 1999                                   $15,541,816                $12,057,609
                                                                                        ===========                ===========

  The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1) Basis of Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in H.D. Vest's (the Company) annual report on Form 10-K for the year ended September 30, 2000. In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of December 31, 2000, and September 30, 2000, the results of operations for the three month periods ended December 31, 2000 and 1999 and the cash flows for the three month periods ended December 31, 2000 and 1999. Results of operations for the interim period ended December 31, 2000, are not necessarily indicative of the results that may be expected for the year ended September 30, 2001. For additional information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended September 30, 2000.

Certain reclassifications have been made to prior year's statements in order for the amounts to be comparable with the current year presentation.

2) Earnings Per Share

Basic earnings per share (basic EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. The number of shares used to compute basic EPS for the three months ended December 31, 2000 and 1999, was 5,423,341. Diluted earnings per share (diluted
EPS) is computed similarly to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares had been issued. The number of shares used to compute diluted EPS for the three months ended December 31, 2000 and 1999 was 5,498,529 and 5,499,030 respectively.

                                H.D. VEST, INC.

                                  (Unaudited)

The total number of options outstanding at December 31, 2000 and 1999 were 728,948 and 931,948, respectively. Options to purchase 273,948 shares of common stock at prices ranging from $7.63 to $20.00 per share were outstanding during the three months ended December 31, 2000 and 1999. These options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of outstanding common shares.

There were 250,067 shares of Non-voting, cumulative Series A Convertible Preferred Stock outstanding during the three months ended December 31, 2000 and 1999 that were not included in the number of shares used to compute diluted EPS for the period because the conversion had an anti-dilutive effect on EPS.

3) Commitments and Contingencies

On April 27, 2000, the Company was notified of a claim brought by clients of a former Registered Representative against H.D. Vest Investment Securities, Inc., alleging actual damages of approximately $450,000 arising from alleged conduct of the Representative. The claim is currently being litigated in state court and the Company has denied liability.

We are subject to other legal proceedings and claims that have arisen in the ordinary course of business and have not been finally adjudicated. We believe, based on the advice of legal counsel responsible for such matters, that these actions, when finally concluded and determined, will not have a material adverse effect upon the financial position or results of operations of the Company.

4) Related-Party Transactions

The Company has an agreement with Herb D. Vest (principal common shareholder) for management services to the Company. The agreement with Herb D. Vest provides for an annual management fee plus an annual bonus based on the Company's performance related to revenue and net income goals, additions of Company affiliates and Fee Based Assets under Management, as established by the Board of Directors. The agreement also provides that Mr. Vest is permitted to request and receive advances on future management fees based on estimated future operations.

                                H.D. VEST, INC.

                                  (Unaudited)

At December 31, 2000, Mr. Vest had received $900,000 under this agreement, consisting of $225,000 in management fees and $390,000 in bonus, both related to the three months ended December 31, 2000, and advances of $285,000 (which was recorded in Prepaid expenses and other assets).

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

The Company has an agreement to provide Herb D. Vest a revolving line of credit in an amount not to exceed $2,000,000, collateralized by Mr. Vest's Company common stock in an amount equal to the unadjusted current balance of the line of credit based on the stock's current ask price. Under the agreement, interest accrues on unpaid principal balances at an annual rate of 11%. At December 31, 2000, Mr. Vest had drawn $1,085,000 in principal against the line of credit. As of December 31, 2000, we have recorded $18,475 of accrued interest on this line, which is included in Interest and other income.

5) Web Based Fees

During the year ended September 30, 2000, the Company invited selected Representatives to participate in the Company's new website initiative. Representatives that elected to participate in the website initiative had their individual profile included on the website and were eligible for new tax and financial services referrals obtained from the website. As part of the website initiative, the Company charged each Representative that elected to participate in the program a fee of $950 to help offset the costs associated with the promotion and development of the website. Each Representative that elected to participate in the website initiative prior to December 31, 1999, had the option to drop out of the program on October 1, 2000 and receive a full refund of the $950 fee plus interest. For the year ended September 30, 2000, the Company recognized $1,669,000 of these fees. The remainder was reserved for potential refund requests. This reserve was completely used to offset such requests during the three months ended December 31, 2000.

                                H.D. VEST, INC.

                                  (Unaudited)

6) Segment Reporting

Effective January 2000, H.D. Vest Technology Services, Inc. ("HDVTI"), a wholly owned subsidiary of the Company, became a reportable segment as defined by SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". H.D. Vest's Core business ("Core") is in the business of financial services, organized for the purpose of investing in financial service companies and providing management services to such companies as well as other entities. HDVTI's sole purpose is to record the cost and related revenues generated from the Company's website initiative.

H.D. Vest does not track assets by operating segments. Consequently, we have not disclosed assets by operating segments. For internal and external management reporting purposes all amounts have been restated to be effective as of October 1, 1999. The following unaudited results are separated by operating segment for the three months ended December 31, 2000 and 1999:

                 For the three months ended December 31, 2000

                               Core             HDVTI          Consolidated
                          -------------     -------------     --------------

Revenues                  $  46,755,172     $       5,555     $   46,760,727

Expenses                     44,532,816         1,064,931         45,597,747

                          -------------     -------------     --------------
Net income (loss)
  before taxes                2,222,356        (1,059,376)         1,162,980
                          -------------     -------------     --------------

Income tax provision
  (benefit)                   1,082,254          (515,900)           566,354

                          -------------     -------------     --------------
Net income (loss)         $   1,140,102     $    (543,476)    $      596,626
                          =============     =============     ==============

                               H. D. VEST, INC.

                                  (Unaudited)

                 For the three months ended December 31, 1999

                              Core                HDVTI            Consolidated
                         -------------         -----------         -------------

Revenues                 $  43,910,425         $         0         $  43,910,425

Expenses                    40,792,240            (149,573)           40,642,667

                         -------------         -----------         -------------
Net income (loss)
  before taxes               3,118,185             149,573             3,267,758
                         -------------         -----------         -------------

Income tax provision
  (benefit)                  1,308,182              67,308             1,375,490

                         -------------         -----------         -------------
Net income (loss)        $   1,810,003         $    82,265         $   1,892,268
                         =============         ===========         =============

Expenses for HDVTI include $268,513 and $27,473 in amortization and depreciation expense for 2000 and 1999 and $0 in interest expense for both 2000 and 1999.

Item 2 Management's Discussion and Analysis of Financial Condition and Results
------------------------------------------------------------------------------
of Operations
-------------

                             Results of Operations

Revenues

The Company's revenues for the three months ended December 31, 2000, were $46,760,727, a 6% increase over the Company's revenues for the three months ended December 31, 1999. Management believes that the increase in revenues is due to (1) the Company's commitment to training and developing Representatives in diversification and long-term investment activities, and (2) the number of Representatives and their experience in the financial planning and sales industry. Management believes that the above factors were partially offset by the volatility experienced in the financial markets during the quarter. This volatility was evidenced by the deterioration in most major market indexes during the quarter.

In order to take advantage of the industry-wide trend of commission revenue declining as a percentage of gross product sales, the Company has continued to devote resources to the development of its fee-based programs. Fee-based programs produce revenue based on quarterly charges to clients for the management of their accounts, whereas commission-based services produce revenue based primarily on one-time front-end sales charges for the purchase of products. Some clients may prefer fee-based programs as opposed to more traditional commission-based services. For the three months ended December 31, 2000, portfolio management fees from these programs were $7,929,219, a 27% increase from the three months ended December 31, 1999.

Net Income

The Company had net income of $596,626 for the three months ended December 31, 2000, compared to net income of $1,892,268 for the three months ended December 31, 1999. Net income for the three months ended December 31, 2000, decreased from the prior year primarily due to (1) incurring additional costs to develop and maintain the Company's website initiatives, (2) in the prior period, these website costs were offset by related fees charged to certain Representatives that are not currently being charged by the Company, and (3) in the prior year, Mr. Vest and the Company agreed that he would forego his bonus provision and reduce his base compensation.

Portfolio management fee expense increased at a faster rate than the related revenue due primarily to Representatives moving into higher payout categories as well as increased production from Representatives in higher payout categories. Management believes that in periods of short-term economic fluctuations, established Representatives have an advantage over less experienced Representatives in selling investment products. As the Company recruits and trains Representatives in lower payout categories, the revenue generated by these Representatives should help offset increased revenue by Representatives in higher payout categories.

General and administrative and website development and promotion expenses increased 49% to $6,884,509 for the three months ended December 31, 2000, compared to the prior year. General and administrative costs accounted for $1,287,510 of this change, increasing to $6,088,091, an increase of 27%. The increase in general and administrative expense is due, in part, to costs incurred to position the Company for future Representative recruitment and development initiatives including public relation costs, political contributions, and other professional fees. General and administrative expenses were also impacted by costs incurred related to Mr. Vest's management agreement. During fiscal year 2000, Herb D. Vest and the Company agreed to remove the bonus provision and reduce his base salary from Mr. Vest's management agreement for the fiscal year ending September 30, 2000.

Website development and promotion costs accounted for $973,464 of this change, increasing to $796,418, an increase of 550%. This increase was related primarily to costs incurred to develop and maintain the Company's website initiatives which, in the prior period, were offset by related fees charged to certain Representatives that are not currently being charged by the Company.

Operations costs for the three months ended December 31, 2000 were $3,900,869, a 2% decrease compared to the prior year. The decrease in operations costs is mainly due to costs incurred in the prior year to implement a new back office system that were not incurred in the current year. The decrease is also related to increased efficiencies resulting from investments in technology such as remote order entry and new account set up.

Representative development costs for the three months ended December 31, 2000 were $3,093,131, a 13% increase compared to the prior year. The increase in Representative development costs is mainly due to increased participation by Representatives in the Company's development programs and the expansion of staff necessary to support participation in these programs. The increase in participation by Representatives and the related costs is directly attributable to the increased recruitment of new Representatives in prior years. As additional Representatives are recruited, the Company expects participation and the related costs in development programs to continue to increase.

Representative recruiting costs for the three months ended December 31, 2000, were $193,056, a 25% decrease compared to the prior year. The reduction in recruiting costs is the result of a decreased focus on Representative recruiting efforts. To the extent that the Company decides in the future to devote significant resources to rapidly expand its Representative base through aggressive recruiting activities, future profitability would likely be impacted negatively.

Certain sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements that involve a number of risks and uncertainties. In addition to the factors described above, other factors that could cause actual results to differ materially include, but are not limited to: drastic changes in market conditions; effects of new technology; interest rates; changes in the availability of prospective representatives; and the risks described from time to time in the Company's SEC reports, including but not limited to the report on Form 10-K for the year ended September 30, 2000.

                        Liquidity and Capital Resources

At December 31, 2000, the Company had net working capital of $11,565,752 compared to net working capital of $13,285,689 at September 30, 2000. This decrease in working capital of $1,719,937, as well as the decrease in cash of $8,677,219, was primarily a result of payments on long term debt and investments in fixed assets and software.

In November 2000 the Company announced the arrival of MyHDVEST.com, a new product that harnesses the convenience of the Internet while tapping into the expertise of an H.D. Vest certified public accountant (CPA), enrolled agent (EA) or financial planner. MyHDVEST.com is a personal web page program designed to serve as the consumer's primary life-planning portal, boasting real-time accuracy and all the necessary tools to facilitate daily and long-term investment planning. Additionally, CPAs, EAs and financial planners can present their clients with financial solutions through the site, with a variety of information and services - everything from stock quotes to online bill payments. Both the advisor and client can share information instantaneously, thus giving the advisor the ability to render more accurate financial planning advice. Users also will have access to educational materials focusing on retirement, estate planning, insurance, asset allocation and investments.

During the first three months of fiscal 2001, the Company dedicated much of its capital to (1) the launch of MyHDVEST.com, (2) further development and promotion of the Company's interactive financial planning website, and (3) costs incurred for the ongoing implementation of other computer systems related to its operating and marketing efforts. These other operating systems include enhancements to the Company's Internet site, a back office system implementation, and providing more technology tools for Representative use. Management believes that this dedication to information systems will provide the Company with more capacity to manage its current growth, support future growth and will lead to an increase in efficiency.

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

Part II Other Information
-------------------------

Item 1 Legal Proceedings
------------------------

On April 27, 2000, the Company was notified of a claim brought by clients of a former Registered Representative against H.D. Vest Investment Securities, Inc., alleging actual damages of approximately $450,000 arising from alleged conduct of the Representative. The claim is currently being litigated in state court and the Company has denied liability.

We are subject to other legal proceedings and claims that have arisen in the ordinary course of business and have not been finally adjudicated. We believe, based on the advice of legal counsel responsible for such matters, that these actions, when finally concluded and determined, will not have a material adverse effect upon the financial position or results of operations of the Company.

Item 3 Quantitative and Qualitative Disclosures About Market Risk
-----------------------------------------------------------------

We are exposed to market risk related to changes in U.S. prime interest rates. No derivatives are currently used to alter the interest rate characteristics of our debt instrument.

With respect to our interest-bearing liability, approximately $6.7 million of long-term debt at December 31, 2000 is subject to variable rates of interest. Based on a hypothetical 1.5% increase in interest rates, the potential annualized losses in future pretax earnings would be a maximum of $100,000. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on our borrowing cost and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in our credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

Item 4 Submission of Matters to a Vote of Shareholders
------------------------------------------------------

None.

Item 5 Other Information
------------------------

None.

Item 6 Exhibits and Reports on Form 8-K
---------------------------------------

     (a)      Exhibits

              None.

     (b) No reports of Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       H. D. VEST, INC.
                                                  ----------------------------
                                                          (Registrant)



      Date: February 8, 2001                   By       /s/ Herb D. Vest
                                                  ----------------------------
                                                          Herb D. Vest
                                                  Chief Executive Officer,
                                                  Chairman of the Board

      Date: February 8, 2001                   By   /s/ Wesley Ted Sinclair
                                                  ----------------------------
                                                      Wesley Ted Sinclair
                                                  Chief Financial Officer,
                                                        Vice President
                                                  (Principal Financial and
                                                     Accounting Officer)