Form 10-Q
period 2001-03-31
VEST H D INC /TX/
filed 2001-05-14
CIK 819521

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

     X       Quarterly Report Pursuant to Section 13 or 15(d) of the
    ---
                         Securities Exchange Act of 1934


                 For the Quarterly Period Ended March 31, 2001

                                      OR

           Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the Transition Period from _____ to _____

                        Commission File Number 0-19614

                                H.D. VEST, INC.
        ---------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Texas                                    75-2154244
----------------------------------            ---------------------------------
  (State or other jurisdiction of                      (IRS Employer
  incorporation or organization)                   Identification No.)


        6333 North State Highway 161, Fourth Floor, Irving, Texas 75038
-------------------------------------------------------------------------------
             (Address of principal executive offices and zip code)


Registrant's telephone number, including area code:         (972) 870-6000
                                                      -------------------------

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

Number of shares of the registrant's Common Stock outstanding as of April 30, 2001: 5,423,341.

                               H. D. VEST, INC.

                                     INDEX

                                                                            Page(s)
                                                                            -------
PART I       Financial Information (Unaudited)
             ---------------------------------

Item 1       Financial Statements (Unaudited)

                Consolidated Statements of Financial Position
                   March 31, 2001 and September 30, 2000                        1

                Consolidated Statements of Operations
                   Three Months Ended March 31, 2001 and
                   March 31, 2000                                               2

                Consolidated Statements of Operations
                   Six Months Ended March 31, 2001 and
                   March 31, 2000                                               3

                Consolidated Statements of Cash Flows
                   Six Months Ended March 31, 2001 and
                   March 31, 2000                                               4

                Notes to Consolidated Financial Statements                    5-11

Item 2       Management's Discussion and Analysis of
                   Financial Condition and Results of Operations              12-15

Item 3       Quantitative and Qualitative Disclosures About                    15
                   Market Risk

PART II      Other Information
             -----------------

Item 1       Legal Proceedings                                                 16

Item 4       Submission of Matters to a Vote of Shareholders                   17

Item 5       Other Information                                                 17

Item 6       Exhibits and Reports on Form 8-K                                  17

             Signatures

PART I Financial Information (Unaudited)
----------------------------------------

   Item 1 Financial Statements (Unaudited)
   ---------------------------------------

                                H.D. VEST, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                     March 31,    September 30,
                                                                                     ---------    -------------
                                                                                       2001           2000
                                                                                       ----           ----
                                                                                    (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                         $15,024,583   $24,219,035
   Commissions and accounts receivable, net                                           14,612,994    16,237,523
   Receivable from officer                                                             1,942,323            --
   Receivable from affiliate                                                             399,936       505,395
   Prepaid expenses and other assets                                                   2,058,678     2,058,469
                                                                                     -----------   -----------
Total current assets                                                                  34,038,514    43,020,422
                                                                                     -----------   -----------

Property and equipment, net of accumulated depreciation
  of $7,961,246 at March 31, 2001 and $6,286,141 at
  September 30, 2000                                                                  10,388,960     8,736,940
Intangible and other assets, net of accumulated amortization                           7,670,325     5,541,842
                                                                                     -----------   -----------

Total assets                                                                         $52,097,799   $57,299,204
                                                                                     ===========   ============

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
   Accounts payable and accrued expenses                                             $ 7,739,170   $ 8,888,024
   Amounts due on clearing transactions                                                4,179,392     5,975,060
   Unearned revenue                                                                      715,948     3,506,461
   Commissions payable                                                                 8,600,920     8,698,522
   Note payable - current                                                              2,666,666     2,666,666
                                                                                     -----------   -----------
Total current liabilities                                                             23,902,096    29,734,733
                                                                                     -----------   -----------

Obligations under capital leases, excluding current installments                       2,063,557     2,191,880
Note payable - non current                                                             3,333,334     4,666,667
Other non current liabilities                                                         10,252,318     8,376,300

Shareholders' investment:
   Preferred stock, $6 par value; 10,000,000 shares authorized,
   250,067 shares issued and outstanding                                               1,500,402     1,500,402
   Common stock, $.05 par value; 100,000,000 shares authorized;
   5,423,341 issued and outstanding                                                      271,167       271,167
   Additional paid-in capital                                                          5,154,934     5,154,934
   Retained earnings                                                                   5,619,991     5,403,121
                                                                                     -----------   -----------

Total shareholders' investment                                                        12,546,494    12,329,624
                                                                                     -----------   -----------

Total liabilities and shareholders' investment                                       $52,097,799   $57,299,204
                                                                                     ===========   ===========

      The accompanying notes are an integral part of these consolidated financial statements.

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                                                            Three Months Ended
                                                                                            ------------------
                                                                                                 March 31,
                                                                                                 ---------
                                                                                       2001                         2000
                                                                                       ----                         ----
Revenues:
     Commissions                                                                   $31,054,276                  $42,005,117
     Portfolio management fees                                                       7,946,487                    6,323,744
     Marketing and education fees                                                    2,587,239                    2,677,930
     Facility and service fee from affiliate                                           131,254                      125,528
     Interest and other                                                                725,278                      576,653
                                                                                   -----------                  -----------

Total revenues                                                                      42,444,534                   51,708,972
                                                                                   -----------                  -----------

Expenses:
     Commissions                                                                    23,101,419                   30,685,243
     Portfolio management fees                                                       5,689,955                    4,852,569
     General and administrative                                                      4,152,712                    6,081,619
     Website development and promotion                                               2,940,133                    7,842,726
     Operations                                                                      2,786,970                    2,790,899
     Representative development                                                      2,336,663                    1,892,940
     Representative recruiting                                                         214,406                      147,753
     Amortization and depreciation                                                   1,430,064                      977,504
     Interest                                                                          286,334                       98,511
                                                                                   -----------                  -----------

Total expenses                                                                      42,938,656                   55,369,764
                                                                                   -----------                  -----------

Net loss before state and federal income tax                                          (494,122)                  (3,660,792)

Recovery of state and federal income tax                                              (146,250)                  (1,481,639)
                                                                                   -----------                  -----------
Net loss                                                                             ($347,872)                 ($2,179,153)
                                                                                   -----------                  -----------

Net loss per common share-basic and diluted                                             ($0.06)                      ($0.41)
                                                                                   -----------                  -----------
Weighted average number of common shares outstanding                                 5,423,341                    5,423,341
                                                                                   -----------                  -----------

      The accompanying notes are an integral part of these consolidated financial statements.

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                                                                Six Months Ended
                                                                                ----------------
                                                                                    March 31,
                                                                                    --------
                                                                         2001                        2000
                                                                         ----                        ----
Revenues:
     Commissions                                                      $ 63,515,441                 $ 73,611,131
     Portfolio management fees                                          15,875,706                   12,569,720
     Marketing and education fees                                        8,018,006                    8,079,561
     Facility and service fee from affiliate                               310,719                      300,528
     Interest and other                                                  1,485,389                    1,058,456
                                                                      ------------                 ------------

Total revenues                                                          89,205,261                   95,619,396
                                                                      ------------                 ------------

Expenses:
     Commissions                                                        47,337,597                   54,434,647
     Portfolio management fees                                          11,412,722                    9,277,403
     General and administrative                                         10,240,781                   10,881,200
     Website development and promotion                                   3,736,573                    7,666,680
     Operations                                                          6,687,839                    6,756,295
     Representative development                                          5,429,794                    4,634,178
     Representative recruiting                                             407,462                      404,786
     Amortization and depreciation                                       2,673,574                    1,785,162
     Interest                                                              610,061                      172,080
                                                                      ------------                 ------------

Total expenses                                                          88,536,403                   96,012,431
                                                                      ------------                 ------------
 Net income (loss) before state and federal income tax                     668,858                     (393,035)

 Provision (recovery) for state and federal income tax                     420,104                     (106,149)
                                                                      ------------                 ------------

Net income (loss)                                                     $    248,754                    ($286,886)
                                                                      ============                 ============

Net income (loss) per common share-basic and diluted                  $       0.04                       ($0.07)
                                                                      ============                 ============

Weighted average number of common shares outstanding                     5,423,341                    5,423,341
                                                                      ============                 ============

       The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                   Six Months Ended
                                                                                   ----------------
                                                                                       March 31,
                                                                                       --------
                                                                           2001                        2000
                                                                           ----                        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                  $   248,754                   ($286,886)
      Reconciliation of net income to net cash provided by
           operating activities
        Amortization and depreciation                                      2,673,574                   1,785,161
        Deferred tax provision                                               664,335                     631,621
        Loss on sale of assets                                                     -                      18,709
        Deferred rent                                                          8,886                      38,850
      Changes in assets and liabilities:
        Commissions and accounts receivable                                1,624,529                  (2,681,107)
        Receivable from affiliate                                            105,459                    (277,296)
        Prepaid expenses and other assets                                       (209)                   (812,681)
        Accounts payable and accrued expenses                             (1,550,639)                  1,489,915
        Amounts due on clearing transactions                              (1,795,668)                  6,284,526
        Unearned revenues                                                 (2,790,513)                   (244,454)
        Commissions payable                                                  (97,602)                  3,617,054
                                                                         -----------                 -----------
Net cash (used for) provided by operating activities                        (909,094)                  9,563,412
                                                                         -----------                 -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Costs to acquire/develop software                                   (3,807,566)                 (1,370,294)
      Additions to intangible and other assets                               680,614                     (50,401)
      Purchases of property and equipment                                 (1,847,893)                   (868,825)
                                                                         -----------                 -----------
Net cash (used for) investing activities                                  (4,974,845)                 (2,289,520)
                                                                         -----------                 -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Preferred stock dividends                                              (31,884)                    (95,652)
      Advances from deferred compensation plan                             1,399,585                     992,073
      Payments on deferred compensation plan                                (148,097)                    (52,759)
      Proceeds from line of credit                                                 -                   3,000,000
      Advances on notes receivable - related parties                      (1,942,323)                          -
      Payments on notes payable and capital lease obligations             (2,587,794)                   (776,520)
                                                                         -----------                 -----------

Net cash (used for) provided by financing activities                      (3,310,513)                  3,067,142
                                                                         -----------                 -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (9,194,452)                 10,341,034

CASH AND CASH EQUIVALENTS, September 30, 2000 and 1999                    24,219,035                  11,918,613
                                                                         -----------                 -----------

CASH AND CASH EQUIVALENTS, March 31, 2001 and 2000                       $15,024,583                 $22,259,647
                                                                         ===========                 ===========

  The accompanying notes are an integral part of these consolidated financial statements

                                H.D. VEST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1) Basis of Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in H.D. Vest, Inc.'s (the Company) annual report on Form 10-K for the year ended September 30, 2000. In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of March 31, 2001, and September 30, 2000, the results of operations for the three and six month periods ended March 31, 2001 and 2000 and the cash flows for the six month periods ended March 31, 2001 and 2000. Results of operations for the interim period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended September 30, 2001. For additional information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended September 30, 2000.

Certain reclassifications have been made to prior year's statements in order for the amounts to be comparable with the current year presentation.

2) Earnings Per Share

Basic earnings per share (basic EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. The number of shares used to compute basic EPS for the three and six months ended March 31, 2001 and 2000, was 5,423,341. Diluted earnings per share (diluted EPS) is computed similarly to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares had been issued. The number of shares used to compute diluted EPS for the three and six months ended March 31, 2001 was 5,571,972 and 5,538,851, respectively. The number of shares used to compute diluted EPS for the three and six months ended March 31, 2000 was 5,660,579 and 5,594,737, respectively.

                                H.D. VEST, INC.

                                  (Unaudited)

The total number of options outstanding at March 31, 2001 and 2000 were 728,948 and 931,948, respectively. Options to purchase 269,948 shares of common stock at prices ranging from $8.50 to $20.00 per share and options to purchase 273,948 shares of common stock at prices ranging from $7.63 to $20.00 per share were outstanding during the three and six months ended March 31, 2001, respectively, and were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of outstanding common shares. Options to purchase 273,948 shares of common stock at prices ranging from $7.63 to $20.00 per share were outstanding during the three and six months ending March 31, 2000 and were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of outstanding common shares.

There were 250,067 shares of Non-voting, cumulative Series A Convertible Preferred Stock outstanding during the three and six months ended March 31, 2001 and 2000 that were not included in the number of shares used to compute diluted EPS for the period because the conversion had an anti-dilutive effect on EPS.

3) Commitments and Contingencies

On April 27, 2000, the Company was notified of a claim brought by clients of a former Registered Representative against H.D. Vest Investment Securities, Inc. ("HDVIS"), alleging actual damages of approximately $450,000 arising from alleged conduct of the Representative. The claim is currently being litigated in state court and HDVIS has denied liability.

On April 26, 2001, HDVIS received a letter from the offices of the State of North Dakota Securities Commission requesting that HDVIS enter into a consent decree with the Securities Commission based on HDVIS' alleged failure to supervise the activities of two former representatives. Among other things, the Commission requested that HDVIS agree to pay a fine and make a non-refundable contribution to the State's investor protection fund. HDVIS has denied the Commission's allegations in this matter but is cooperating with the Commission in its ongoing review. The Company is currently unable to determine the likely range of payment pursuant to a settlement or the likely range of liability in the event this matter is not settled amicably.

                                H.D. VEST, INC.

                                  (Unaudited)

In connection with the same North Dakota matter, on April 30, 2001, HDVIS received notice of a class action lawsuit brought against HDVIS and the former representatives on behalf of investment clients of the former representatives. The suit alleges damages of $50,000 in connection with the named plaintiff in the suit, but does not specify the amount of damages sought on behalf of two potential classes of investors on whose behalf the suit has been brought. The Company is currently unable to determine the potential range of liability in this matter, but intends to defend the suit vigorously.

On April 30, 2001, HDVIS received a claim from a former client alleging losses arising from the handling of the client's accounts by a former representative of HDVIS following the transfer of the accounts to another financial institution. The client alleges out-of-pocket losses of approximately $880,000. The Company is investigating the matter, but anticipates defending the claim vigorously.

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

As of March 31, 2001, Mr. Vest has received $900,000 under this agreement, consisting of $450,000 in management fees related to the six months ended March 31, 2001, and advances of $450,000 (which is recorded in Prepaid expenses and other assets).

                                H.D. VEST, INC.

                                  (Unaudited)

In January 2000, Herb D. Vest and the Company agreed to remove the bonus provision from Mr. Vest's management agreement for the fiscal year ending September 30, 2000. In addition, in September 2000, Mr. Vest and the Company agreed to reduce Mr. Vest's base compensation from $900,000 to $675,000 for fiscal year 2000. Pursuant to his management agreement, Mr. Vest was entitled to receive his full base salary and bonus during fiscal year 2001. In April 2001, Mr. Vest and the Company agreed to remove the bonus provision from Mr. Vest's management agreement for the fiscal year ending September 30, 2001, due to the purchase of the Company by Wells Fargo & Co. See footnote 8 for further discussion of the purchase. In the event that Mr. Vest's management agreement is terminated as a result of the purchase, Mr. Vest's prepaid management fee for 2001 may be impacted.

The Company has an agreement to provide Herb D. Vest a revolving line of credit in an amount not to exceed $2,000,000, collateralized by Mr. Vest's Company common stock in an amount equal to the unadjusted current balance of the line of credit based on the stock's current ask price. Under the agreement, interest accrues on unpaid principal balances at an annual rate of 11%. At March 31, 2001, Mr. Vest had drawn $1,885,000 in principal against the line of credit. As of March 31, 2001, we have recorded $57,323 of accrued interest on this line, which is included in Interest and other income.

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

H.D. Vest does not track assets by operating segments. Consequently, we have not disclosed assets by operating segments. For internal and external management reporting purposes all amounts have been restated to be effective as of October 1, 1999. The following unaudited results are separated by operating segment for the three and six months ended March 31, 2001 and 2000:

                    For the three months ended March 31, 2001

                                        Core           HDVTI     Consolidated
                                    -----------   -------------  ------------

Revenues                            $42,406,696    $    37,838    $42,444,534

Expenses                             39,170,727      3,767,929     42,938,656
                                    -----------   -------------  ------------


Net income (loss) before taxes        3,235,969     (3,730,091)      (494,122)
                                    -----------   -------------  ------------

Income tax provision (benefit)          957,782     (1,104,032)      (146,250)
                                    -----------   -------------  ------------
Net income (loss)                   $ 2,278,187   ($ 2,626,059)     ($347,872)
                                    -----------   -------------  ------------

                                H.D. VEST, INC.

                                  (Unaudited)

                   For the three months ended March 31, 2000

                                              Core              HDVTI          Consolidated
                                          -----------       ------------      -------------
Revenues                                  $51,696,936       $     12,036       $ 51,708,972

Expenses                                   47,356,073          8,013,691         55,369,764
                                          -----------       ------------      -------------

Net income (loss) before taxes              4,340,863         (8,001,655)        (3,660,792)
                                          -----------       ------------      -------------

Income tax provision (benefit)              2,119,106         (3,600,745)        (1,481,639)
                                          -----------       ------------      -------------
Net income (loss)                         $ 2,221,757        ($4,400,910)       ($2,179,153)
                                          ===========       ============      =============

                   For the six months ended March 31, 2001

                                              Core              HDVTI          Consolidated
                                          -----------       ------------      -------------
Revenues                                  $89,161,868       $     43,393      $  89,205,261

Expenses                                   83,703,521          4,832,882         88,536,403
                                          -----------       ------------      -------------

Net income (loss) before taxes              5,458,347         (4,789,489)           668,858
                                          -----------       ------------      -------------

Income tax provision (benefit)              3,428,342         (3,008,238)           420,104
                                          -----------       ------------      -------------
Net income (loss)                         $ 2,030,005        ($1,781,251)     $     248,754
                                          ===========       ============      =============

                                H.D. VEST, INC.

                                  (Unaudited)

                    For the six months ended March 31, 2000

                                                    Core                       HDVTI                  Consolidated
                                           ---------------------     ------------------------    ----------------------
Revenues                                            $95,607,360               $     12,036               $95,619,396

Expenses                                             88,148,313                  7,864,118                96,012,431
                                           ---------------------     ------------------------    ----------------------
Net income (loss) before taxes                        7,459,047                 (7,852,082)                 (393,035)
                                           ---------------------     ------------------------    ----------------------

Income tax provision (benefit)                        3,427,288                 (3,533,437)                 (106,149)
                                           ---------------------     ------------------------    ----------------------
Net income (loss)                                   $ 4,031,759                ($4,318,645)                ($286,886)
                                           =====================     ========================    ======================

Expenses for HDVTI include amortization and depreciation expense of $430,186 and $698,699, for the three and six months ended March 31, 2001, and $170,964 and $198,438 for the three and six months ended March 31, 2000. There was no interest expense recorded for HDVTI during the periods presented.

7) Note Payable

Under the Company's term loan agreement, we are subject to various loan covenants. During the quarter, the Company violated two covenants related to total tangible net worth and total liabilities to tangible net worth. The violations were the result of one time acquisition related issues and expenses (see Note 8). The Company obtained a waiver from the lender for these violations.

8) Wells Fargo Acquisition of H.D. Vest, Inc.

On March 23, 2001 H.D. Vest, Inc. and Wells Fargo & Co. ("Wells Fargo") announced that the two companies signed a definitive agreement for Wells Fargo to acquire H.D. Vest, Inc. In the acquisition, which requires approval from regulators and shareholders of H.D. Vest, Inc., Wells Fargo will pay $21.03 in cash per share of H.D. Vest, Inc. common and preferred stock and for each option of H.D. Vest, Inc. an amount equal to the difference between $21.03 and the exercise price of the option. It is anticipated that the acquisition will be completed by the end of June 2001. There can be no assurance that the acquisition will be consummated.

Item 2 Management's Discussion and Analysis of Financial Condition and Results
------------------------------------------------------------------------------
of Operations
-------------

                             Results of Operations

Revenues

The Company's revenues for the three months ended March 31, 2001, were $42,444,534, an 18% decrease from the Company's revenues for the three months ended March 31, 2000. The Company's revenues for the six months ended March 31, 2001, were $89,205,261, a 7% decrease from the Company's revenues for the six months ended March 31, 2000. Management believes that the decrease in revenues is due in part to the volatility experienced in the financial markets during the three and six month periods ended March 31, 2001. This volatility was evidenced by the deterioration in most major market indexes during these periods. Management further believes that this volatility has been partially offset due to the Company's commitment to training and developing Representatives in diversification and long-term investment activities, and its commitment to fee-based programs which typically are more stable sources of revenue.

For the three months ended March 31, 2001, portfolio management fees were $7,946,487, a 26% increase from the three months ended March 31, 2000. For the six months ended March 31, 2001, portfolio management fees were $15,875,706, a 26% increase from the six months ended March 31, 2000. In order to take advantage of the industry-wide trend of commission revenue declining as a percentage of gross product sales, the Company has continued to devote resources to the development of its fee-based programs. Fee-based programs produce revenue based on quarterly charges to clients for the management of their accounts, whereas commission-based services produce revenue based primarily on one-time front-end sales charges for the purchase of products. Some clients may prefer fee-based programs as opposed to more traditional commission-based services.

Net Income

The Company had a net loss of $347,872 for the three months ended March 31, 2001, compared to a net loss of $2,179,153 for the three months ended March 31, 2000. The Company had net income of $248,754 for the six months ended March 31, 2001, compared to a net loss of $286,886 for the six months ended March 31, 2000. The net loss for the three months ended March 31, 2001 decreased from the prior year primarily due to a reduction in costs to develop and promote the Company's website initiatives. This same reduction in costs helped the Company generate net income for the six month period ended March 31, 2001 as compared to the net loss in the prior year.

General and administrative expenses decreased 32% to $4,152,712 for the three months ended March 31, 2001, compared to the prior year. General and administrative expenses decreased 6% to $10,240,781 for the six months ended March 31, 2001 compared to the prior year. The decrease in general and administrative expenses compared to the prior year was due, in part, to Company initiatives to lower overhead costs.

Website development and promotion costs decreased to $2,940,133 for three months ended March 31, 2001, a decrease of 63% compared to the prior year. Website development and promotion costs decreased to $3,736,573 for six months ended March 31,2001, a decrease of 51% compared to the prior year. These decreases were related primarily to a reduction in the advertising costs incurred to promote the Company's website initiatives.

Representative development costs for the three months ended March 31, 2001 were $2,336,663, a 23% increase compared to the prior year. Representative development costs for the six months ended March 31, 2001 were $5,429,794, a 17% increase compared to the prior year. The increase in Representative development costs is mainly due to increased participation by Representatives in the Company's development programs and the expansion of staff necessary to support participation in these programs. The increase in participation by Representatives and the related costs is directly attributable to the increased recruitment of new Representatives in prior years. As additional Representatives are recruited, the Company expects participation and the related costs in development programs to continue to increase.

Representative recruiting costs for the three months ended March 31, 2001, were $214,406, a 45% increase compared to the prior year. Representative recruiting costs for the six months ended March 31, 2001, were $407,462, a less than 1% increase compared to the prior year. The increase in recruiting costs in the three month period ended March 31,2001, compared to prior year, is due to an increase in the number of recruiting personnel to support a planned increase in future recruiting efforts. To the extent that the Company decides in the future to devote significant resources to rapidly expand its Representative base through aggressive recruiting activities, future profitability would likely be impacted negatively.

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

                        Liquidity and Capital Resources

At March 31, 2001, the Company had net working capital of $10,136,418 compared to net working capital of $13,285,689 at September 30, 2000. This decrease in working capital of $3,149,271, as well as the decrease in cash of $9,194,452, was primarily a result of payments on long-term debt and investments in fixed assets and software.

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

During the first six months of fiscal 2001, the Company dedicated much of its capital to (1) the launch of MyHDVEST.com, (2) further development and promotion of the Company's interactive financial planning website, and (3) costs incurred for the ongoing implementation of other computer systems related to its operating and marketing efforts. These other operating systems include enhancements to the Company's Internet site, a back office system implementation, and providing more technology tools for Representative use. Management believes that this dedication to information systems will provide the Company with more capacity to manage its current growth, support future growth and will lead to an increase in efficiency.

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

With respect to our interest-bearing liability, approximately $6.0 million of long-term debt at March 31, 2001 is subject to variable rates of interest. Based on a hypothetical 1.5% increase in interest rates, the potential annualized losses in future pretax earnings would be a maximum of $90,000. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on our borrowing cost and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in our credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

Part II Other Information
-------------------------

Item 1 Legal Proceedings
------------------------

On April 27, 2000, the Company was notified of a claim brought by clients of a former Registered Representative against H.D. Vest Investment Securities, Inc. ("HDVIS"), alleging actual damages of approximately $450,000 arising from alleged conduct of the Representative. The claim is currently being litigated in state court and HDVIS has denied liability.

On April 26, 2001, HDVIS received a letter from the offices of the State of North Dakota Securities Commission requesting that HDVIS enter into a consent decree with the Securities Commission based on HDVIS' alleged failure to supervise the activities of two former representatives. Among other things, the Commission requested that HDVIS agree to pay a fine and make a non-refundable contribution to the State's investor protection fund. HDVIS has denied the Commission's allegations in this matter but is cooperating with the Commission in its ongoing review. The Company is currently unable to determine the likely range of payment pursuant to a settlement or the likely range of liability in the event this matter is not settled amicably.

In connection with the same North Dakota matter, on April 30, 2001, HDVIS received notice of a class action lawsuit brought against HDVIS and the former representatives on behalf of investment clients of the former representatives. The suit alleges damages of $50,000 in connection with the named plaintiff in the suit, but does not specify the amount of damages sought on behalf of two potential classes of investors on whose behalf the suit has been brought. The Company is currently unable to determine the potential range of liability in this matter, but intends to defend the suit vigorously.

On April 30, 2001, HDVIS received a claim from a former client alleging losses arising from the handling of the client's accounts by a former representative of HDVIS following the transfer of the accounts to another financial institution. The client alleges out-of-pocket losses of approximately $880,000. The Company is investigating the matter, but anticipates defending the claim vigorously.

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

None.


Item 5 Other Information
------------------------

None.


Item 6 Exhibits and Reports on Form 8-K
---------------------------------------

  (a)   Exhibits

           None.

  (b) During the quarter ended March 31, 2001, the Company filed a Current Report on Form 8-K dated March 23, 20001 related to the Agreement and Plan of Merger entered into by the Company, Starlite Merger Co. and Wells Fargo & Company.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   H. D. VEST, INC.
                                      ------------------------------------------
                                                     (Registrant)



      Date: May 14, 2001           By:             /s/ Herb D. Vest
                                      ------------------------------------------
                                                     Herb D. Vest
                                       Chief Executive Officer, Chairman of the
                                                        Board

      Date: May 14, 2001           By:         /s/ Wesley Ted Sinclair
                                      ------------------------------------------
                                                 Wesley Ted Sinclair
                                       Chief Financial Officer, Vice President
                                         (Principal Financial and Accounting
                                                       Officer)